Form 10-Q
period 1995-03-25
NATIONAL MICRONETICS INC
filed 1995-05-05
CIK 70333

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q



(MARK ONE)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
         March 25, 1995.

              OR

  [ ]    Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934.

Commission File Number 0-7207

                           National Micronetics, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                             14-1507019
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

        71 Smith Avenue
       Kingston, New York                                12401
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (914) 338-0333

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                              Yes   X      No

    As of March 25, 1995, the registrant had 22,312,524 shares of Common Stock issued and outstanding.


                           NATIONAL MICRONETICS, INC.

                                      INDEX


Part I.  Financial Information:

    Consolidated Balance Sheets - March 25, 1995
      and June 25, 1994 ...................................  3

    Consolidated Statements of Operations - Three Months
      and Nine Months Ended March 25, 1995, and
       March 26, 1994.......................................  4

    Consolidated Statements of Cash Flows
      Nine months Ended March 25, 1995 and
      March 26, 1994.......................................  5

    Notes to Consolidated Financial Statements ............  6

    Management's Discussion and Analysis of the
      Financial Condition and Results of Operations .......  7,8


Part II.  Other Information ................................  8

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                           (In Thousands)

                                            Mar. 25,       June 25,
                                              1995          1994
                                           (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents               $  192         $  172
     Certificate of deposit                     500              -
     Trade receivables, net                      98             49
     Inventories                                330            371
     Other current assets                       111            104
          Total current assets                1,231            696

Property, plant and equipment, net            4,005          4,736
Other assets                                    -               17
                                             $5,236         $5,449

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt
       and lease obligations                 $  988         $3,073
     Long-term debt classified as current        -           1,421

     Short-term debt                          4,896          4,896
     Accounts payable                           735          1,192
     Accrued salaries and related expenses      282            463
     Other accrued expenses                     204            204
     Due to related parties, net              1,393            714
          Total current liabilities           8,498         11,963


Long-term debt and lease obligations, less
     current portion                          3,499             -

            Total liabilities                11,997         11,963


Stockholders' equity:
     Common stock $.10 par value              2,231          2,231
     Additional paid-in capital              58,349         57,289
     Accumulated deficit                    (67,341)       (66,034)
          Total stockholders'
            equity (deficit)                 (6,761)        (6,514)
                                           $  5,236       $  5,449

See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)
              (in thousands, except per share amounts)

                          Three Months Ended     Nine Months Ended
                            Mar. 25, Mar. 26,    Mar. 25,  Mar. 26,
                               1995     1994        1995      1994

Net Sales                   $   428  $ 1,649     $ 2,961   $ 4,924
Cost and expenses:
 Cost of products sold          629    1,943       2,953     6,121
 Research, development
   and engineering               55       98         185       502
 Selling and administration     185      177         541       595
                                869    2,218       3,679     7,218

     Income (Loss) from        (441)    (569)       (718)   (2,294)
       operations

Other deductions (income):
 Interest expense               225      212         676       650
 Other (income) expense, net    (56)       4         (87)        5
                                169      216         589       655

    Net earnings (loss)     $  (610) $  (785)   $ (1,307)  $(2,949)


Net earnings (loss) per
     common and common
     equivalent share       $  (.03) $  (.03)   $   (.06)  $  (.13)

Average common shares
     outstanding             22,313   22,313      22,313    22,313


See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (in thousands)

                                                Nine Months Ended
                                                Mar. 25,   Mar. 26,
                                                  1995       1994
Cash flows from operating activities:
  Net income (loss)                            $(1,307)   $(2,949)
 Adjustments to reconcile net income
     (loss) to net cash provided (used) by
     operating activities:
     Depreciation and amortization                 518        753

     Retirements of property and equipment         213         14

  Changes in operating assets and liabilities:
   Increase in Certificate of deposit             (500)         -
   Decrease (Increase) in trade receivables        (49)        49
   Decrease (Increase) in inventories               41        (17)

   Decrease (Increase) in other current assets      (7)        91

   Decrease (Increase) in other assets              17         39
   Increase (Decrease) in accounts payable
    and accrued expenses                          (638)    (1,129)

   Increase (Decrease) in due to related parties   679      1,961


Net cash provided (used) by
  operating activities                          (1,033)    (1,188)

Cash flows from financing activities:
Sale of assets to a related party                1,060        695
Repayment on long-term debt and
  capitalized lease obligations                     (7)      (356)
Proceeds (Repayments) of short-term debt             -        856

Net cash provided from financing activities      1,053      1,195

Net increase (decrease) in cash and cash
  equivalents                                       20          7
Cash and cash equivalents at beginning
  of period                                        172         57

Cash and cash equivalents at end of period    $    192    $    64


See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 25, 1995 and the results of operations for the three month periods and nine month periods ended March 25, 1995 and March 26, 1994 and changes in cash flows for the nine month periods then ended.

     The results of operations for the nine month period ended March 25, 1995 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set fourth in Note (1) to the Company's fiscal year 1994 financial statements which have been incorporated in form 10-K filed for the year ended June 25, 1994.

2.   Inventories consisted of the following (in thousands):

                                   March 25, 1995  June 25, 1994

          Finished goods                $  160         $   69
          Work in process                   82             52
          Raw materials and supplies        88            250
                                        $  330         $  371

3. Repayment terms of the term loan and revolving credit agreements were renegotiated with the primary lending institution by letter dated December 23, 1994. Payments on the term loan are due quarterly from June 30, 1995 through June 30, 1996. Payments on the revolving credit agreement are due quarterly from September 30, 1996 through June 30, 1997. As a result of the revised payment terms, $3,499,000 payable on the debt agreements has been reclassified to long-term debt.


4. The Company sold equipment with a net book value of $100,000 for $1,187,000 during December 1994. Most of the equipment was sold to related parties and the gain of $1,060,000 on these sales was recorded in additional paid-in capital and not reflected in the consolidated statement of operations.


5. Earnings per common share has been determined on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during the respective quarters. At March 25, 1995 and March 26, 1994 there was no dilutive effect from common stock options or warrants.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to net sales.
                                   Nine Months Ended In March
                                   Income and Expense
                                   Items as percent   Percent Change
                                       of sales         in dollars
                                        1995  1994    from 1994-1995
Net Sales                               100%  100%          (40%)

Cost of products sold                   100   124           (52)
     Gross Profit (loss)                  0   (24)          101
Research, development & engineering       6    10           (63)
Selling and administration               18    12            (9)
Other deductions (income)                20    13           (10)

     Net earnings (loss)                (44)% (59)%          56%

Sales volume has decreased 40% from the same period in the prior year. Production volume has remained at a level where it is unable to absorb significant overhead. A significant increase in volume would be required for the Company to reach breakeven for net earnings.

The Company continues to perform technical and market research on products that could be sold by the Company. Spending on research, development and engineering has decreased 63% from the same period in the prior year.

Efforts have been made to reduce selling and administration costs as much as possible while maintaining all necessary services. This cost has been reduced 9% from the prior year and yet represents 18% of net sales as a result of the historically low volume.

The consolidated balance sheet at March 25, 1995 reflects an approximate increase of $4,000,000 in net working capital since fiscal year-end. This increase is primarily due to the reclassification of long-term debt from current to long-term based upon renegotiated payment terms with the primary lender and sale of fixed assets to related parties. Within the components of working capital, due to related parties increased by $679,000 primarily as a result of increases in interest expense on related party debt remaining unpaid. Accounts payable decreased by $457,000 as overall vendor activity decreased. Funds amounting to $500,000 which will be needed to make long and short-term debt payments have been deposited in a short-term certificate of deposit. Cash increased by $20,000 as a result of the above.

Liquidity and Capital Resources

The consolidated balance sheet at March 25, 1995 reflects a $7,000 reduction of total long-term debt for the nine month period. The
Company is in compliance with its amended lending agreements as of March 25, 1995.

The Company is hopeful that funds generated by operations and received from Newmax will be adequate to fund debt service and other operational needs. A significant percentage of cash generated from recent equipment sales will be used to reduce debt. Although there is no firm commitment, related parties are expected to advance funds on a short-term as needed basis to offset operational cash shortfalls. Management believes that the combination of reduction in overhead spending and development of distribution markets for non-manufactured products will enable the Company to remain viable for the next twelve months.



                     PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

Exhibits - Financial Data Schedule

Reports on Form 8-K - None


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NATIONAL MICRONETICS, INC.



                                   By
                                        Dr. Yoon H. Choo
                                        President, Chief
                                        Executive Officer
                                        and Treasurer
                                        (Principal financial
                                        Officer)


Dated:  May 1, 1995