Form 10-K
period 1995-06-24
NATIONAL MICRONETICS INC
filed 1995-09-21
CIK 70333

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(MARK ONE)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 24, 1995.
                OR
  [   ]    Transition Report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934.

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

         Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.10 par value
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                     Yes   X           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in this Form 10-K or any amendment to
this Form 10-K.                                                 [ X ]

The aggregate market value of the Common Stock held by non-affiliates as of September 4, 1995 was $100,000. For purposes of determining this number all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of September 4, 1995, the registrant had 22,312,524 shares of Common Stock issued and outstanding.
                                   PART I
Item 1. Business

National Micronetics, Inc. (The "Company") was originally incorporated in 1969 in New York and reincorporated in Delaware in 1982. The Company historically has operated exclusively in the magnetic recording head industry.

In reliance primarily upon assembly facilities owned and operated by its parent companies, sales revenue attributable to its parent companies and debt financing supplied or guaranteed by its parent companies or its affiliated companies since May 10, 1991, the Company is principally an integrated manufacturer of magnetic recording heads primarily for computer disk drives. The Company is currently primarily performing pilot projects concerning ferrite bars, cores and recording head assemblies.

The Company is considering the sale of other products. Some, such as electrical light fixture ballasts, would be outside its previous markets. Some would depend upon other manufacturers and vendors for assembly work.

Recording Head Products

General. Most computer applications require more data than can be stored in the central processing unit's memory. As new applications are developed for the use of computers and rapid access to data, peripheral data storage devices are essential adjuncts to computer systems. Disk drives are the most important peripheral data storage devices for computers because they provide immediate random access to the stored data.

A recording head is the central mechanism by which information is transferred between the computer's central processing unit and its disk storage. The Company's recording heads consist of a magnetically active ferrite core comprised of magnetic poles, conductive windings and an aerodynamic support structure, all of which are mounted on a movable arm to enable positioning of the recording head to record or retrieve data.

In order to record information onto a disk, the recording head is used to convert electrical impulses from a computer into a magnetic field on the surface of the disk. Conversely, to read information from the disk, the recording head interacts with the magnetic field on the surface of the disk to create electrical impulses. The recording heads are positioned in close proximity to the surface (as close as 5 millionths of an inch above the disk surface). The recording head must meet extremely precise electrical and mechanical tolerances in order to maintain position close to the rotating surface and transfer data at high speeds.

The development of disk storage technology has been directed toward increasing the density of stored data and reducing access time without equivalent increases in price. This trend has created a demand for more precise magnetic recording heads.


In some cases the Company assists its customers in the design of the recording head to achieve the specifications stipulated for a particular application.

The Company is positioned to supply the market with recording heads assembled to various levels of completion. This enables the Company to complement a variety of customer production methods. Certain manufacturing and assembly operations are performed by Newmax Co., Ltd. ("Newmax") in Korea. See footnote 10 to the consolidated financial statements on pages 42 and 43 for a discussion of related party transactions.

Sales and Customers

The Company's computer products are sold to original equipment manufacturers.
Because product life cycles for computer products are relatively short, sales in one period are not necessarily indicative of future sales. At any given time, the Company is likely to be dependent on sales of specific products to specific customers. Please refer to note 9 to the consolidated financial statements on page 42 for an analysis of export sales, which comprise over 90% of net sales.

The past sales and customers of the Company may not be indicative of its future sales and customers, since the Company has sold most of its assembly line production equipment for manufacturing ferrite cores and slider assemblies and is contemplating selling different products in new markets. The Company has begun soliciting orders for electronic light ballasts on a limited basis.

In fiscal 1995, one customer, Tae Il Media Co., Ltd. ("Tae Il")/Newmax, accounted for 86% of net sales on a consolidated basis. See footnote 9 on page 42 for a discussion of major customers and footnote 10 to the consolidated financial statements on pages 42 and 43 for a discussion of related party transactions.

Backlog

A comparison of backlog at fiscal year-end is shown below:

      June 24, 1995          June 25, 1994
                 (in thousands)
         $1,300                $1,273

Backlog (primarily Tae Il/Newmax orders at June 24, 1995) includes only those orders for which a delivery schedule has been specified by the customer, although such orders may be subject to cancellation or modification by the customer without significant penalty. Sales fluctuations are not seasonal and often are not anticipated. Approximately $226,000 of the orders that existed at June 24, 1995 have been cancelled by the customers and cancellation charges are currently being negotiated.



Competition

Newmax, Tae Il and their related entities (see Item 10, under the caption Relationships and Beneficial Interests) are larger and better capitalized than the Company, which has become almost entirely dependent upon them for working capital, assembly facilities, personnel, sales revenue and for bank loan financing. Physical proximity to customers does not significantly affect competition due to low shipping costs for this small and light product. Competition from both recording head and ferrite core suppliers is principally in the areas of price, quality and product performance.

In addition to changes within the disk storage market, other types of computer memory technologies may become competitive with current disk drive applications.

The Company has not yet ascertained the other markets in which it will compete.

Research, Development and Engineering

During fiscal years 1995 and 1994 the Company spent approximately $259,000 and $481,000 respectively, in connection with continuing engineering and product development. Research and engineering efforts are currently being directed toward the enhancement of its floppy disk drive and tape drive recording head products. For the past four years there has been substantial direct support of manufacturing operations and current product lines. Significant effort has been expended during fiscal 1995 and 1994 in developing advanced recording head technologies including Metal-In-Gap ("MIG") heads which incorporate a high magnetization metal alloy adjacent to the recording gap and which were brought to market in production quantities in 1992. Double MIG heads were shipped in production quantities early in fiscal 1994. No double MIG heads have been shipped since the end of fiscal 1994 due to significant changes in the needs of the customers.

The Company is currently performing technical and market research on products that could be sold by the Company. Many of these products are outside the Company's previous markets and many would be manufactured for the Company by contractors or vendors.

Employees

At June 24, 1995 the Company actively employed approximately 53 persons.

Environmental Compliance

The material effects that compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment upon the future capital expenditures or earnings of the Company are described in Item 3, Legal Proceedings.


Item 2. Properties

The Company's corporate offices are located at 71 Smith Avenue, Kingston, New York, 12401. The Company's operations are conducted from 83,000 square feet of facilities located in Kingston, New York, owned by the Company, and mortgaged by an institutional lender. The loan from the institutional lender has been in default since June 30, 1995. In addition to the above, the Company sold a 5,400 square foot building on September 7, 1995 and vacant buildings totalling 42,000 squate feet remain available for sale.

The Company believes that its facilities and the equipment located therein are in good working condition and are adequate and sufficient for the current conduct of its business. The Company has sold or disposed of idle and obsolete equipment and could not return to the production volumes of previous years without significant changes in operations or use of subcontractors.
The Company is dependent upon its parent companies for contract production assembly facilities. See note 2 to the consolidated financial statements on page 37 for a discussion of efforts to overcome under utilization of facilities.

Item 3. Legal Proceedings

The Company is not a party to any material legal proceedings, except that the Company has been notified it is one of many potentially responsible parties ("PRP's") for an Environmental Protection Agency ("EPA") Superfund site. A "PRP" may be jointly and severally liable for clean-up of a superfund site, except to the extent of any settlement agreement with the Environmental Protection Agency.

The site is known as the Solvents Recovery Service of New England Superfund site and is located on Lazy Lane in Southington, Connecticut. The Company was notified by the EPA on June 12, 1992 that it was considered to be a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) with respect to the above referenced site. The EPA has identified in excess of 1,600 PRP's for this site.

The EPA has indicated they have incurred costs in excess of $3.35 million but have not as yet completed a remedial action plan. The EPA is not prepared at this time to estimate the cost of remedial action.

The Company is currently unable to predict the outcome of this matter as the actual cost of remedial action has not been determined and the method of allocation of liability among parties who may ultimately be found liable remains uncertain. The Company believes, however, that it is unlikely that any liability it may incur would have a significant effect on its financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

The last annual meeting of stockholders of the Company was held on March 20, 1991. Since that date, no actions have been taken by written consent of stockholders and no meetings of stockholders have been held.
                               PART II

Item 5. Market for Company's Common Stock and Related Stockholder Matters
(a). Price Range of Common Stock

There is no established public trading market for the common stock of the Company. The Company's Common Stock is traded on the OTC Bulletin Board and pink sheets. There has been no quoted bid price for the Company's Common Stock since December 27, 1994. The following table sets forth for the periods indicated the bid prices of the Company's Common Stock as reported by market makers. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         Fiscal Year                    High            Low

     1995
      First Quarter                   $  .02        $  .001
      Second Quarter                     .02           .001
      Third Quarter                       N/A           N/A
      Fourth Quarter                      N/A           N/A
     1994
      First Quarter                      .01           .001
      Second Quarter                     .03           .001
      Third Quarter                      .015          .001
      Fourth Quarter                     .02           .001

(b). Approximate Number of Equity Security Holders

The approximate number of holders of record of the Company's common stock as of August 31, 1995 was 2,500.

(c). Dividends

The Company has not paid any cash dividends on its Common Stock. Due in part to the working capital deficit of $10,806,000 and the stockholders' deficit of $7,059,000 as of June 24, 1995, the Company does not anticipate paying dividends for the foreseeable future.















Item 6. Selected Financial Data

                 Selected Consolidated Statement of Operations Data
                    (in thousands, except per share amounts)

                                     Year Ended In June
                              1995    1994     1993      1992     1991

Net sales                   $ 3,822  $ 7,227  $12,664  $ 7,397  $15,088
Cost of products sold         3,849    7,777   15,287   10,222   18,628
Gross profit (loss)             (27)    (550)  (2,623)  (2,825)  (3,540)
 Research, development
 and engineering expense        259      481      887    1,141    2,673
Selling and administration
 expense                        712      816      849      169    2,719
Earnings (loss)
  before income taxes         (1,599)  (2,699)  (5,083)  (5,079)  (9,725)
Earnings (loss)               (1,599)  (2,699)  (5,083)  (5,079)  (9,725)
Earnings (loss)
 per common and common
 equivalent share           $  (.07) $  (.12) $  (.23) $  (.25) $  (.63)
Weighted average shares
 Outstanding                 22,313   22,313   22,313   20,726   15,475
   Cash dividends                    0        0        0        0        0




               Selected Consolidated Balance Sheet Data
                               (in thousands)

                                   Year Ended in June

                               1995      1994      1993     1992      1991
Working capital (deficit)  $(10,806) $(11,267) $(12,846) $(4,783)  $(6,461)
Total assets                  5,400     5,449     6,819   12,772    12,688
Long-term debt and lease
 obligations, including
 current portion              4,626     4,494     5,408    6,618     3,051
Stockholders' equity
  (deficit)                 ( 7,059)   (6,514)   (6,986)  (2,469)    1,391

The reasons for the significant decline in net sales, the significant decline in cost of products sold, the significant operating losses and decline in assets are discussed at Item 7, Management's Discussion and Analysis of Financial Condition, and Results of Operations.






Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 1991 began with the expectation that new orders and production of MIG recording heads in significant volumes was only weeks away. Numerous delays were encountered throughout the fiscal year. These delays included unanticipated technical development problems, delays in obtaining acceptable production yields and customer changes in design and schedules due to the newness of the technology.

Throughout 1991, the emphasis was placed upon development of MIG technology. Research and development spending for fiscal 1991 was $2,673,000 compared to $2,175,000 for the prior year. This increased effort on development took place even though sales declined dramatically because of its importance to the survival of the Company.

The Company booked some orders with negative profit margins to keep skilled technicians and to be prepared to increase volumes of MIG products when the time was right. These orders were completed and production staff decreased when MIG orders did not materialize on schedule.

Overhead costs were reduced whenever possible throughout fiscal 1991. The California sales office was closed and many administrative functions in Kingston were consolidated by laying-off employees. The Singapore sales office was closed effective June 29, 1991.

Fiscal 1992 began with the lay-off of 40 non-production employees. The Philippine assembly operation of the Company's independent contractor was closed during August to reduce costs. Total employment was at or about 100 for six months. The remaining 40 production employees were utilized primarily for engineering experiments to improve the production process. Net sales for the first six months of fiscal 1992 were a very disappointing $1,390,000. Every effort was made to reduce overhead spending, but it was impossible to attempt to break even at this low a sales volume.

During the third quarter of fiscal 1992, the Company began to see signs of improvement. The Company rehired 100 production employees during the quarter to work on orders for metal-in-gap products. Work-in-progress increased significantly as the Company prepared for fourth quarter deliveries.

Net sales for the fourth quarter of fiscal 1992 were $4,615,000. The backlog exceeded $7 million at May 4, 1992 and $5 million at June 27, 1992. The fourth quarter and full year results benefited by the recording of the value of Maxtor Corporation common stock received from Maxtor as a result of the Miniscribe bankruptcy. The stock was recorded as a recovery within general and administrative expenses of $883,000. At year-end the stock was reduced to market value of $689,000 by a charge to other expense of $194,000.





The Company sold its Maxtor stock for $1,089,000 in late August and early September 1992 pursuant to a registration statement filed by Maxtor. The gain on the sale of $400,000 was recorded in other income during the first quarter of fiscal 1993. The improved sales trend established during fiscal 1992 continued through the first half of fiscal 1993. Sales began to decline during the third quarter of fiscal 1993 as the demand for MIG products with a single sputtered surface declined. The Company continued to sell significant quantities of established products as it intensified efforts to develop a double MIG product. The Company qualified a double MIG product with one customer. The Company continued efforts to qualify double MIG products with additional customers.

Fiscal 1994 began with increasing volume of double MIG slider sales as well as an increase in sales of floppy recording head bars. The sale of MIG products dropped significantly after December 1993 and stopped by the end of February 1994. Sales of floppy recording head bars increased significantly beginning in February 1994 and remained the majority of sales recorded for the rest of fiscal year. The Company continued efforts to obtain orders for double MIG products throughout fiscal 1994. The dramatic changes in disk drive design and ready availability of thin-film recording heads combined to make a very difficult market for selling double MIG products.

Fiscal 1995 saw a continuation of the trend established during the second half of fiscal 1994. There was a significant lay-off in September 1994 as the demand for finished floppy recording head bars dropped dramatically. At this time, the Company began shipping unfinished floppy disc recording head bars which were less labor intensive and had a higher profit margin. The lower selling price resulting from a lower labor and overhead content of the product being sold resulted in a significant reduction in sales for Fiscal 1995. There was some improvement in sales to unrelated parties of ferrite based products made to customers' specifications.

Current levels of production are low by historic standards for the Company. The Company recognizes it must significantly increase production to absorb the engineering and other overhead of its products. Further increases in production are dependent upon receiving larger orders from current customers and cooperation of parent companies or independent contractors. Due to the "customer specific" nature of the Company's products and qualification procedures, these increases require time and patience to materialize.

Inflation

Prices in the peripheral data storage market do not ordinarily increase to offset the effects of inflation. The Company anticipates that inflationary effects on its costs will be largely offset through productivity increases. The Company has curtailed production of certain products due to the inability to obtain price increases and reduce costs.





Liquidity and Capital Resources

The Company entered into an agreement with a lending institution on May 10, 1991. On April 30, 1992 this loan was converted from a $4,000,000 one year renewable loan to a loan with a fixed repayment plan with the last semi-annual installment due September 30, 1994. The balance remaining unpaid on this loan is $2,841,000 as of June 24, 1995 and June 25, 1994. On December 23, 1994 the lending institution agreed to a modification of repayment terms resulting in quarterly payments due from September 30, 1996 through June 30, 1997. Collateral provided by a Newmax affiliate (guarantor) included a letter of credit issued by a Korean Bank. The current letter of credit for $3,050,000 expires November 16, 1995 and must be replaced at that time. The Company expects the letter of credit to be renewed by Newmax upon maturity. The Company entered into a $3,000,000 term loan agreement with the same lending institution on November 5, 1991. On December 23, 1994 the lending institution agreed to a modification of repayment terms resulting in quarterly payments due from June 30, 1995 through June 30, 1996. The balance remaining unpaid on this loan is $1,645,000 as of June 24, 1995 and June 25, 1994. This term loan and the May 1991 revolving credit loan are secured by substantially all the assets of the Company, including a $7,000,000 first mortgage on the facilities of the Company in Kingston, New York. The term loan has been guaranteed by the related parties Newmax, Co., Ltd., Tae Il Media Co., Ltd. and Mr. K.H. Chung. The term loan requires principal payments of $1,316,000 in fiscal 1996.

The Company had no material commitments for capital expenditures as of June 24, 1995. Depreciation has exceeded capital expenditures by approximately $1,000,000 per year for the last three years. Anticipated repayments of long-term debt and lease obligations for fiscal 1996 will be $1,358,000 compared to the scheduled repayments of $3,073,000 for fiscal 1995 of which only $8,000 were made. The repayment terms with the primary lending institution have been modified to decrease the payments originally scheduled for fiscal 1995 and increase payments that will be required for fiscal 1997. The Company did not make the $329,000 payment due on June 30, 1995 due to its limited cash resources and thereby defaulted on the lending agreements. An additional $329,000 payment is due by September 30, 1995 and most likely will not be made. A revised payment schedule is being discussed with the primary lending institution, but no agreement has been reached as to terms. The primary lending institution has not initiated any legal action against the Company.

The Company is hopeful that funds generated by operations and received from Newmax will be adequate to fund production, new product development, debt service and other operational needs. Although there is no firm commitment, affiliated parties and parents are expected to advance funds on a short-term as needed basis to offset operational cash shortfalls. Management believes that the combination of reduction in overhead spending, continued cooperation of parent companies and their affiliates, cooperation of the institutional lender and development of new distribution markets for non-manufactured products will enable the Company to remain viable for the next twelve months.

See note 2 to the Company's consolidated financial statements included herein (page 37) for a further discussion of liquidity and management's action plan.

Item 8. Financial Statements and Supplementary Data

The information called for by item 8 is set forth on pages 28 to 43 and listed on page 28 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                           PART III

Item 10.  Directors and Executive Officers of the Registrant

                                                            Shares Owned
                       Position with                        As a Percentage
Name, age and           Company or              Director    Of Outstanding
Committee Membership   Principal Occupation       Since          Shares

Dr. Yoon H. Choo,......Chairman, President,       1990               -
57                     Chief Executive Officer,
                       Secretary and Treasurer

Dr. Heehwan Lee,.......Vice President and         1990         (2)   -
45                     Chief Operations Officer

Mr. K.H. Chung,........President, Tae Il Media    1990     (1) (2)   -
50                     Co., Ltd. Ansan City &
                       Seoul, Korea

All directors and officers as a group (3 persons)....      (1) (3)   -

(1) See the caption Relationships and Beneficial Interests for shares of capital stock of the parents of the Company owned by Mr. K.H. Chung.

(2) Not listed are shares owned by Newmax Co., Ltd. as explained in detail in Item 12, Security Ownership of Certain Beneficial Owners and Management. Mr. K.H. Chung and Dr. Heehwan Lee expressly disclaim that either of them is at the present time the beneficial owner of any shares of common stock of the Company for the purpose of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, or that either of them is at the present time able to exercise a controlling influence over the Company.

(3) Not listed are shares owned by Newmax as explained in detail in Item 12, Security Ownership of Certain Beneficial Owners and Management.






Business Experience of Directors

Dr. Yoon H. Choo was elected Chairman of the Board in January 1991. He was elected President, Chief Executive Officer, Secretary and Treasurer on February 11, 1991. He has been a director of the Company since December 1990. He has been President of Tae Il USA, Inc. since 1984, and Gigamax Corporation since 1989. Tae Il USA, Inc. and Gigamax Corporation are affiliates of the Company and are engaged in businesses which are similar to that of the Company. He previously had more than seven years experience with Digital Equipment Corporation.

Dr. Heehwan Lee has been a director since December 1990. He was elected Vice President and Chief Operations Officer on March 1, 1992. He has been Vice President of Tae Il Media Co., Ltd. since August 1986. He had been Vice President of Newmax from August 1990 until March 29, 1994. Newmax and Media are parents and affiliates of the Company and are engaged in businesses which are similar to that of the Company. From July 1975 to July 1986 he was a Senior Researcher with the Korean Agency for Defense Development.

Mr. K.H. Chung has been a director since December 1990. He has been President of Tae Il Media Co., Ltd. since October 1983. He had been president of Tae Il Magnetics Co., Ltd., from July 1987 until March 29,
1994.
He had been president of Newmax Co., Ltd. from August 1990 until March 29, 1994. Newmax, Tae Il Media and Tae Il Magnetics are parents and affiliates of the Company and are engaged in businesses which are similar to that of the Company. He previously had more than seventeen years experience with Hanil Textile Co., Ltd. as Chief of the Corporate Planning Board.

Relationships and Beneficial Interests

Newmax designated Mr. K.H. Chung, Dr. Yoon H. Choo and Dr. Heehwan Lee as nominees pursuant to its right to designate a majority of the directors to be nominated pursuant to the Stock Purchase Agreement dated November 30, 1990 between Newmax and the Company.

















Newmax owns 47.1 percent of the common stock of the Company. Pursuant to the Stock Purchase Agreement dated November 30, 1990 between the Company and Newmax, Newmax may agree to purchase additional shares of common stock of the Company from time to time in an amount which will enable Newmax to own more than 50 percent of the issued and outstanding shares of common stock of the Company. This provision directly inures to the benefit of Newmax and may be deemed indirectly to inure to the benefit of Tae Il Media Co., Ltd. ("Media"), Tae Il Magnetics Co., Ltd, ("Magnetics"), Mr. K.H. Chung, Dr. Heehwan Lee, and Mr. Yoon K. Choo. This provision does not extend to other holders of the common stock of the Company.

Until March 29, 1994, Mr. K.H. Chung was the representative director and the president of Newmax and Dr. Heehwan Lee was a director and vice president of Newmax. Media and Magnetics combined own 31 percent of the common stock of Newmax.

Mr. K. H. Chung owns 5 percent of the common Stock of Media and is a representative director and the president of Media and Dr. Heehwan Lee a director and vice president of Media. Mr. Yoon K. Choo is a director and the chairman of the board of directors of Media. Media owns 25 percent of the capital stock of Dae Bang Venture Capital Co., Ltd., which owns 7.1 percent of the common stock of the Company. Media owns 14 percent of the capital stock of Newmax.

Mr. K.H. Chung owns 6 percent of the common stock of Magnetics. Until March 29, 1994, Mr. K.H. Chung was the representative director and the president of Magnetics. Magnetics owns 17 percent of the capital stock of Newmax.

Dr. Yoon H. Choo is the brother of Mr. Yoon K. Choo and Mr. K.H. Chung and Dr. Heehwan Lee are sons-in-law of Mr. Yoon K. Choo.

Mr. Yoon K. Choo is an associate of Mr. K.H. Chung, Dr. Heehwan Lee and Dr. Yoon H. Choo, who are directors of the Company. Newmax and Media also are associates of Mr. K.H. Chung and Dr. Heehwan Lee. Magnetics was an associate of Mr. K.H. Chung and Dr. Heehwan Lee until March 29, 1994.

Newmax, Media, Magnetics, Mr. Yoon K. Choo, Mr. K.H. Chung and Dr. Heehwan Lee also have a substantial direct interest in the transactions described below.

The Stock Purchase Agreement dated November 30, 1990 between Newmax and the Company states that they mutually shall provide technical assistance and patent licenses to one another under the terms of the technical assistance agreement to be agreed upon by them, subject to appropriate government approval.







Transactions with Management and Others

Newmax, Media, Magnetics, or their affiliates have made payments to the Company or its subsidiaries for property or services. In particular, the Company sold to Newmax in fiscal 1995, 1994 and 1993 equipment comprising machining assembly lines and other excess equipment in exhange for cash in an amount equal to fair market value, as determined by an independent appraisal in 1991 and by subsequent determinations by employees of the Company, ($1,281,000, $610,000, and $691,000 in fiscal 1995, 1994 and 1993, respectively), of that equipment. Furthermore, the Company or its subsidiaries have made payments to Newmax, Media, Magnetics or their affiliates for property or services in amounts material to the Company. Nearly $5 million has been borrowed by the Company at 8 percent interest from Gigamax Corporation and Tae Il U.S.A., Inc., both of which are controlled by
Dr. Yoon H. Choo, President of the Company.   See note 10 to the Company's
consolidated financial statements included herein (page 42) for a further discussion of related party transactions.

See also Item 7, Liquidity and Capital Resources, for a discussion of loans obtained by the Company with the assistance of guarantees provided by Newmax and other related parties. See note 5 to the Company's consolidated financial statements included herein (page 38) for a further discussion of short-term debt and related party assistance and note 6 (page 39) for a further discussion of long-term debt and related party assistance.

Board and Committee Meetings

The Board of directors has a standing Audit Committee, but does not have a Nominating Committee or Compensation Committee.

The functions of the Audit Committee include recommending the appointment of independent auditors, reviewing with the independent auditors the results of the annual audit, reviewing the independence of the auditors, determining the appropriateness of fees for audit and non-audit services provided by independent auditors and reviewing transactions between the Company and associates of the directors or officers of the Company.

During fiscal 1995 and 1994 there were no meetings of the Board of Directors, and no meetings of the Audit Committee. The Independent Public Accountants attended no meetings.

Item 11. Executive Compensation

Summary Compensation Table

The compensation of the chief executive officer of the Company for services rendered to the Company and its subsidiaries is set forth below:





Name and Principal Position        Year        Annual Salary

Dr. Yoon H. Choo,                  1995         $ 80,000
Chairman, President and Chief      1994         $ 80,000
Executive Officer                  1993         $ 80,000

There are no other officers whose total annual salary and bonus exceeds
$100,000.

Board Interlocks and Insider Participation

Dr. Yoon H. Choo and Dr. Heehwan Lee served as officers of the Company and as members of the Board of Directors for fiscal 1995 and as such, were entitled to participate in deliberations of Board of Directors concerning executive officer compensation.

Dr. Yoon H. Choo is a director and president of Gigamax Corporation and of Tae Il USA, Inc., which are affiliates of the Company.

Dr. Heehwan Lee was a director and vice president of Newmax until March 29, 1994 and is a director and vice president of Media, both of which are parents of the Company.

Mr. K.H. Chung also served as a member of the Board of Directors of the Company for fiscal 1995 and, as such, was entitled to participate in deliberations of the Board of Directors concerning executive officer compensation. He is the president and a representative director of Media, which is a parent of the Company. Until March 29, 1994 he was the president and representative director of Magnetics and of Newmax, which are parents of the Company. He owns 5 percent of the capital stock of Media and 6 percent of the capital stock of Magnetics.

See Transactions with Management and Others on page 14. Also see Relationships and Beneficial Interests on pages 12-13 with respect to the ownerhip by Media and Magnetics of 31 percent of the outstanding shares of capital stock of Newmax and the ownership of Newmax of 47.1 percent of the outstanding shares of common stock of the Company, as well as the ownership by Media of 25 percent of the capital stock of Dae Bang Venture Capital Co., Ltd., which owns 7.1 percent of the outstanding shares of capital stock of the Company.

Dr. Yoon H. Choo has a direct material interest in the loans provided by Gigamax Corporation and by Tae Il USA, Inc. to the Company, as described in notes 5 and 10 to the consolidated financial statements on pages 38 and 43 because of his control over those two companies.







Dr. Heehwan Lee may be deemed to have a material indirect interest in the transactions between the Company and each of Newmax and Media and in the credit enhancements provided by Newmax and Media to the Company, as described in notes 5, 6, and 10 to the consolidated financial statements on pages 38, 39 and 42-43, because of his official relationships with Media and because the father-in-law of Dr. Heehwan Lee, Mr. Yoon K. Choo, is a director and chairman of the Board of directors of Media.

Mr. K.H. Chung has a direct material interest in the credit enhancement which he personally provides to the Company and may be deemed to have an indirect material interest in the transactions between the Company and each of Newmax and Media and in the credit enhancements provided by Newmax and Media to the Company as described in notes 5, 6, and 10 to the consolidated financial statements on pages 38, 39, and 42-43.

Mr. K.H. Chung, who is director of the Company, a representative director and president of Media, a 5 percent stockholder of Media, a 6 percent stockholder of Magnetics, has a direct material interest in the credit enhancement which he personally provides to the Company and may be deemed to have an indirect material interest in the transactions between the Company and each of Media and Newmax, and in the credit enhancements provided by Newmax and Media to the Company, as described in notes 5, 6 and 10 to the consolidated financial statements on pages 38, 39 and 42-43. Newmax owed the Company $63,000 and the Company owed Media $640,000 as of June 24, 1995.

Dr Heehwan Lee, who is a director and the vice president and chief operations officer of the Company, the vice president of Media and the son-in-law of Mr. Yoon K. Choo, may be deemed to have a material indirect interest in the transactions between the Company and each of Media and Newmax, and in credit enhancements provided by Newmax and Media to the Company, as described in notes 5, 6, and 10 to the consolidated financial statements on pages 38, 39, and 42-43. Newmax owed the Company $63,000 and the Company owed Media $640,000 as of June 24, 1995.

Dr. Yoon H. Choo, who is a director, the chairman, the president, the treasurer, and the secretary of the Company, a director and the president of Gigamax Corporation and a director and the president of Tae Il USA, Inc., has a direct material interest in the loans provided by Gigamax Corporation and by Tae Il USA, Inc., to the Company, as described in notes 5 and 10 to the consolidated financial statements on pages 38 and 43. The Company owed Gigamax $4,896,000, in principal and $1,268,000 of net accrued expenses (primarily interest), as of June 24, 1995.










Compensation of Directors

The annual fee for directors who are not employees of the Company is $8,000. All of the outside directors earn $1,000 for each Board meeting or Committee meeting attended, except that if a Committee meets on the same day as the full Board, Committee members earn only $500 for the Committee meeting. Telephonic meetings are compensated at fifty percent of the rates noted above. Fees earned but unpaid to current and former Board members are $173,000 at June 24, 1995. Board members are eligible to receive stock options. See Board Interlocks and Insider Participation above.

Employment Contract

The Company entered into a Compensation Agreement with Yoon H. Choo on April 17, 1991 for a one year period. Based upon the terms of the agreement, it automatically renews for another year on its anniversary date. The agreement requires periodic salary payments totaling $150,000 per year. Effective November 18, 1991, the salary was renegotiated down to $80,000 per year due to continuing losses of the Company. The agreement provides for payment of one year's salary in the event of contract non-renewal or termination of employment. In the event of a change in control, then a change in title or responsibilities is contractually defined as a termination of employment.






























Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table presents information as to the persons who have reported or are otherwise known to the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company as of September 4, 1995.
                                              Amount and
                                              Nature of          Percent
Name and Address of Beneficial Owner     Beneficial Ownership    of Class

Newmax Co., Ltd. .............................10,500,000           47.1%
27-15 Song Jeong-Dong                         Direct owner (1)
Cheongju, Chungbuk                            sole voting and
360-290, Korea                                investment powers

Gwang Jai Koh ................................10,500,000           47.1%
Jung Kyun Bae                                 Indirect owner (2)
Hong Kyu Shin                                 shared voting
Jeong Soo Choi                                power, shared
456-1 Moknae-Dong                             investment power
Ansan, Kyunggi-Do
425-100, Korea

Dae Bang Venture Capital Co., Ltd. ...........1,575,000             7.1%
1-181 Chagin-Dong                             Direct owner
Iri-si, Jullabuk-do                           sole voting and
Korea                                         investment powers

S.Y. Choi ....................................1,575,000             7.1%
Y.S. Kim                                      Indirect owner (2)
K.O. Oh                                       shared voting
KWTC Building, Suite 4202                     power, shared
Samsung-dong                                  investment power
Kangnam-gu
Seoul, Korea

(1) See the caption Relationships and Beneficial Interests in Item 10, Directors and Executive Officers of the Registrant.

(2) The persons who are deemed to be indirect owners possessing shared voting power and shared investment power expressly disclaim that any of them is at the present time the beneficial owner of any shares of common stock of the Company for the purposes of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, or that any one of them is at the present time able to exercise a controlling influence over the Company.





Security Ownership of Management

Identification of and certain information concerning executive officers and directors of the Company is set forth in part III, Item 10 under the heading "Directors and Executive Officers of the Registrant".

The directors and the executive officers of the Company are not beneficial owners of any equity securities of the Company. The following table presents information as to those directors' and executive officers' beneficial ownership of equity securities in the parents of the Company.

 Title                 Name of            Amount and Nature        Percent
  of                   Beneficial         of Beneficial              of
 Class                 Owner              Ownership                 Class

Capital Stock          Kang Hoan Chung    213,218                    4.9%
of Tae Il                                 Direct owner (2)
Media Co., Ltd. (1)                       Sole voting power
                                          Sole investment power

Capital Stock          Kang Hoan Chung    37,396                     6.2%
of Tae Il                                 Direct owner (2)
Magnetics Co., Ltd. (1)                   Sole voting power
                                          Sole investment power

Capital Stock          Kang Hoan Chung    935,595                   31.0%
of Newmax                                 Indirect owner (2)
Co., Ltd. (1)                             Shared voting power
                                          Shared investment power

Capital Stock          Heehwan Lee        410,006                   13.6%
of Newmax                                 Indirect owner (2)
Co., Ltd. (1)                             Shared voting power
                                          Shared investment power

Capital Stock          Directors and      935,595                   31.0%
of Newmax              Executive          Indirect owners (2)
Co., Ltd.              Officers as a      Shared voting power
                       Group              Shared investment power


(1) See the caption Relationships and Beneficial Interests in Item 10, Directors and Executive Officers of the Registrant.

(2) The person who is the direct owner possessing sole voting and sole investment power and the persons who are deemed to be indirect owners possessing shared voting power and shared investment power, expressly disclaim that either of them is at the present time the beneficial owner of any shares of the common stock of the Company for purposes of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, or that either one of them is at the present time able to exercise a controlling influence over the Company.
Item 13. Certain Relationships and Related Transactions

Identification of and certain information concerning executive officers and directors of the Company is set forth in Part III, Item 10 under the heading "Directors and Executive Officers of the Registrant" and under the heading "Transactions with Management and Others" and in Part III, Item 11 under the heading "Board Interlocks and Insider Participation".

Identification of certain information concerning security holders who are known to the Company to own of record or beneficially more than 5% of its outstanding shares of common stock and members of the immediate families of those persons and of executive officers and directors of the Company are set forth in Part I, Item 1, Business, under the headings "Recording Head Products", "Sales and Customers", "Backlog", in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the Headings, "Liquidity and Capital Resources", Item 8, Financial Statements and Supplementary Data, notes 2,5,6,9, and 10, Part III, Item 10, Directors and Executive Officers of the Registrant, under the headings, "Relationships and Beneficial Interests", "Transactions with Management and Others", and Item 11, Executive Compensation, under the heading "Board Interlocks and Insider Participation".

                           PART  IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. Financial Statements

             Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of Independent Certified Public Accountants are incorporated in Part II of this report (see index on page 28).

          2. Financial Statement Schedules

             Included In Part IV of this report:

                                                                  Page #
             Accountants' Report on Supplementary Information        44

             Schedule II- Valuation and Qualifying Accounts          45


             Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.






Separate financial statements and supplemental schedules of the Company are omitted since the Company is primarily an operating company and its subsidiaries, included in the consolidated financial statements being filed, do not have a minority equity interest or indebtedness to any person other than the Company in an amount which exceeds five percent of the total assets as shown by the consolidated financial statements as filed herein.



     3.   Exhibits
          3.1  Certificate of Incorporation of the Company dated October
               15, 1981.

          3.2 Amendment to Certificate of Incorporation of the Company dated March 2, 1982 (Incorporated by reference to Exhibit 3.2 to Registration Statement of the Company, Registration
               No. 2-77035).

          3.3 Amendment to the Certificate of Incorporation of the Company dated November 30, 1983.

          3.4 Amendment to the Certificate of Incorporation of the Company dated December 27, 1984 (Incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K for the year ended June 29, 1985, Commission File Number 0-7207).

          3.5 Amendment to the Certificate of Incorporation of the Company dated December 26, 1986 (Incorporated by reference to Exhibit 3.5 to the annual report on Form 10-K for the year ended June 27, 1987, Commission File Number 0-7207).

          3.6 Amendment to the Certificate of Incorporation of the Company dated April 1, 1991 (Incorporated by reference to Exhibit
               3.6 to the annual report on Form 10-K for the year ended June 29, 1991, Commission File Number 0-7207).

          3.7 By-Laws of the Company as amended on December 17, 1990 (Incorporated by reference to Exhibit 3.7 to the annual report on form 10-K for the year ended June 29, 1991, Commission File Number 0-7207).












          4.1 Revolving Credit Agreement dated May 10, 1991 between the Company and Shinhan Bank New York Branch
               (Incorporated by reference to Exhibit (4)(b) to the Report on Form 8-K dated May 10, 1991, Commission File Number 0-7207).

          4.2 Promissory Note dated May 10, 1991 in the maximum principal amount of $4,000,000 payable by the Company to Shinhan Bank New York Branch (Incorporated by reference to Exhibit (4)
               (c) to the Report on Form 8-K dated May 10, 1991, Commission File Number 0-7207).

          4.3  Term Loan Agreement between the Company and Shinhan Bank
               New York Branch dated November 5, 1991 (Incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10Q for the quarter ended September 28, 1991, Commission File Number 0-7207).

          4.4 Promissory Note dated November 5, 1991 in the principal amount of $3,000,000 payable by the Company to Shinhan Bank New York Branch (Incorporated by reference to Exhibit
               4.2 to the quarterly report on Form 10Q for the quarter ended September 28, 1991, Commission File Number 0-7207).

          4.5 General Loan and Security Agreement between the Company and Shinhan Bank New York Branch dated November 5, 1991 (Incorporated by reference to Exhibit 4.3 to the quarterly report on Form 10Q for the quarter ended September 28, 1991, Commission File Number 0-7207).

          4.6 Mortgage between the Company and Shinhan Bank New York Branch dated November 5, 1991 (Incorporated by reference to Exhibit 4.4 to the quarterly report on Form 10Q for the quarter ended September 28, 1991, Commission File Number 0-
               7207).

          4.7 Revised repayment schedule between the Company and Shinhan Bank New York Branch dated December 23, 1994.


          4.8 Promissory Note dated May 31, 1995 in the maximum principal amount of $142,916 payable by the Company to Hartford Fire Insurance Company.









         10.1 1987 Stock Incentive Program, as amended in 1989 (Incorporated by reference to Appendix A to the Company's Proxy Statement dated September 22, 1989 for Annual Meeting of Stockholders to be held on November 2, 1989, Commission File Number 0-
               7207).

         10.2 Warrant which is Exhibit B to the Second Restated Credit Agreement between the Company and Wells Fargo Bank, N.A. dated June 30, 1986 (Incorporated by reference to Exhibit
               10.5 to the annual report on form 10-K for the year ended June 28, 1986, Commission File Number 0-7207).

         10.3 Warrant issued pursuant to a letter agreement between the Company and Arnhold and S. Bleichroeder, Inc. dated January 5, 1990 (Incorporated by reference to Exhibit 10.16 to the annual report on Form 10-K for the year ended June 30, 1990, Commission File Number 0-7207).

         10.4 Compensation agreement between the Company and Yoon H. Choo dated April 17, 1991 (Incorporated by reference to Exhibit
               10.15 to the annual report on Form 10-K for the year ended June 29, 1991, Commission File Number 0-7207).

         10.5  Letter dated December 26, 1990 from the Company to Wells
               Fargo Bank, N.A. in respect of the Warrant dated July 23,
               1986 (Incorporated by reference to Exhibit 10.16 to the annual report on Form 10-K for the year ended June 29, 1991, Commission File Number 0-7207).

         10.6 Letter dated December 26, 1990 from the Company to Arnhold and S. Bleichroeder, Inc. in respect of the Warrant dated January 5, 1990 (Incorporated by reference to Exhibit 10.17 to the annual report on Form 10-K for the year ended
               June 29, 1991, Commission File Number 0-7207).

         10.7  Letter Agreement dated January 5, 1990 between Arnhold and
               S. Bleichroeder, Inc. and the Company (Incorporated by reference to Exhibit (c)(1)(i) to the Form 8-K dated December 27, 1990 and filed January 3, 1991 by the Company, Commission File Number 0-7207).

         10.8 Stock Purchase Agreement dated as of November 30, 1990 between Newmax Co. Ltd. and the Company.









          21. Subsidiaries of the Company (Incorporated by reference to Exhibit 22 to the annual report on Form 10-K for the year ended June 30, 1990, Commission File Number 0-7207).

          23. Consent of KPMG Peat Marwick LLP to incorporation by reference of its report on Financial Statements in Registration Statements on Form S-8 Registration Nos. 2-81098, 2-81456, 2-89221, 2-96120, 2-96139, 33-14778
               and 33-33567.

          27.  Financial Data Schedule (For electronic filing purposes only).


          Copies of Exhibits listed above may be obtained for a nominal fee by writing to the Company's Investor Relations Department at 71 Smith Avenue, Kingston, New York 12401.

(b)  Reports on Form 8-K

     None
































(c)  Executive Compensation Plans and Arrangements

Name or Type                           Location
   of Plan                             Document                Exhibit

Stock Incentive Program                Proxy Statement          Appendix A
as amended in 1989                     dated September 22,
                                       1989 for Annual
                                       Meeting of Stock-
                                       holders on
                                       November 2, 1989,
                                       Commission File
                                       Number 0-7207.

Compensation Agreement                 Annual Report on           10.15
dated April 17, 1991                   Form 10-K for the
between the Company                    year ended June 29,
and Yoon H. Choo                       1991, Commission
                                       File Number 0-7207.































































                    (This Page Intentionally Left Blank)





















                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NATIONAL MICRONETICS, INC.

                                      By   DR. YOON H. CHOO
                                           Dr. Yoon H. Choo
                                           President and Chief
                                           Executive Officer

Dated:  September 18, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of September, 1995.

      Signature                                Title

   DR. YOON H. CHOO               Chairman of the Board of Directors,
  (Dr. Yoon H. Choo)              President, Chief Executive Officer,
                                  Treasurer and Secretary (Principal
                                  Executive, Financial and Accounting
                                  Officer).

    DR. HEEHWAN LEE               Director, Vice President and Chief
   (Dr. Heehwan Lee)              Operations Officer


                                  Director
   (Mr. K.H. Chung)


















                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

                        Index to Financial Statements

                                                              Pages

Independent Auditors' Report                                    29

Consolidated Balance Sheets as of June 24, 1995
 and June 25, 1994                                            30-31

Consolidated Statements of Operations for the years
 ended June 24, 1995, June 25, 1994 and June 26,
 1993                                                           32

Consolidated Statements of Changes in Stockholders'
 Equity for the years ended June 24, 1995, June 25,
 1994 and June 26, 1993                                         33

Consolidated Statements of Cash Flows
 for the years ended June 24, 1995, June 25, 1994
 and June 26, 1993                                             34-35

Notes to Consolidated Financial Statements                     36-43






























                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
National Micronetics, Inc.:

We have audited the accompanying consolidated balance sheets of National Micronetics, Inc. and subsidiaries as of June 24, 1995 and June 25, 1994, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended June 24, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements based on the results of our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

The accompanying consolidated financial statements have been prepared assuming that National Micronetics, Inc. and subsidiaries will continue as a going concern. The Company has suffered recurring losses from operations and has net capital deficiencies. As a result of these recurring losses, the Company has experienced a significant deterioration in liquidity. The Company has received funding for operations from its parent and affiliates in the current and prior years; however, the Company has no guarantee that this funding will continue. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of the effects on the consolidated financial statements of such adjustments, if any, as might have been required had the outcome of the uncertainty discussed in the preceding paragraph been known, we are unable to, and do not express, an opinion on the accompanying consolidated financial statements as of June 24, 1995 and June 25, 1994 and for each of the years in the three-year period ended June 24, 1995.

                                       KPMG PEAT MARWICK LLP
Albany, New York
August 30, 1995



                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                       June 24, 1995 and June 25, 1994
                               (in thousands)



                                   ASSETS

                                                     1995        1994
Current assets (note 6):
 Cash and cash equivalents                         $  538      $  172
 Trade receivables                                    125          49
 Inventories (note 3)                                 814         371
 Prepaid and other current assets                      78         104

      Total current assets                          1,555         696

Property, plant and equipment, at cost
 (notes 4 and 6)                                   17,173      20,928
Less accumulated depreciation and amortization    (13,328)    (16,192)

      Net property, plant and equipment             3,845       4,736

Other assets                                            -          17
                                                  $ 5,400     $ 5,449

See accompanying notes to consolidated financial statements.

                                             (continued)





















                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - Continued

                       June 24, 1995 and June 25, 1994

                 (in thousands, except common share amounts)

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    1995         1994

Current liabilities:
 Current portion of long-term debt and
  lease obligations (note 6)                     $ 1,358      $ 3,073
 Long-term debt classified as current (note 6)     3,170        1,421
 Short-term debt (note 5)                          4,896        4,896
 Accounts payable                                    675        1,192
 Accrued salaries and related expenses               212          463
 Other accrued expenses                              205          204
 Due to related parties, net (note 10)             1,845          714

          Total current liabilities               12,361       11,963

Long term debt and lease obligations, less
 current portion (note 6)                             98            -
          Total liabilities                       12,459       11,963

Stockholders' equity (deficit) (note 7):
 Common stock ($.10 par value; authorized -
  40,000,000 shares; issued 22,312,524)            2,231        2,231
 Additional paid-in capital                       58,343       57,289
 Accumulated deficit                             (67,633)     (66,034)

          Total stockholders' deficit             (7,059)      (6,514)

Commitments and contingencies (notes 2,4 and 11)
                                                 $ 5,400      $ 5,449


See accompanying notes to consolidated financial statements.












                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

        Years ended June 24, 1995, June 25, 1994, and June 26, 1993

                  (in thousands, except per share amounts)

                                            1995       1994       1993

Net sales                                 $ 3,822   $ 7,227    $12,664
Cost and expenses:
 Cost of products sold                      3,849     7,777     15,287
 Research, development and engineering        259       481        887
 Selling and administration                   712       816        849
                                            4,820     9,074     17,023

  Loss from operations                     (  998)   (1,847)    (4,359)

Other expense (income):
 Interest expense                             911       869        956
 Interest income                              ( 3)      ( 1)       ( 4)
 Other (income) expense, net                 (307)     ( 16)      (228)
                                              601       852        724

  Loss before income taxes                 (1,599)    (2,699)   (5,083)

Income taxes (note 8)                           -          -         -

  Net loss                                $(1,599)   $(2,699)  $(5,083)
Loss per common and common
 equivalent share (note 1)                $(  .07)   $(  .12)  $(  .23)


See accompanying notes to consolidated financial statements.


















                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIT)

         Years ended June 24, 1995, June 25, 1994 and June 26, 1993

                 (in thousands, except common share amounts)

                                                  Additional
                             Common Stock (note 7)   Paid-In   Accumulated
                             Shares     Par Value    Capital    (Deficit)

Balance June 26, 1992       22,312,524  $    2,231   $ 53,552  $  (58,252)

Net loss -- 1993                     -           -          -     ( 5,083)
Sale of assets to a
 related party (note 10)             -           -        566           -

Balance June 26, 1993       22,312,524       2,231     54,118     (63,335)

Net loss -- 1994                     -           -          -      (2,699)

Sale of assets to a
 related party (note 10)             -           -      3,171           -
Balance June 25, 1994       22,312,524       2,231     57,289     (66,034)




Net loss -- 1995                     -           -          -     ( 1,599)

Sale of assets to a
related party (note 10)              -           -      1,054           -
                            22,312,524  $    2,231   $ 58,343    $(67,633)





        See accompanying notes to consolidated financial statements.













                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

         Years ended June 24, 1995, June 25, 1994 and June 26, 1993
                               (in thousands)

                                              1995      1994       1993
Cash flows from operating activities:
 Net loss                                  $(1,599)  $(2,699)   $(5,083)
 Adjustments to reconcile net loss
   to net cash used by
   operating activities:
    Depreciation and amortization              723       992      1,104
    Provision for losses on receivables          -       (28)       (87)
    Retirements of property and equipment      168        70        169
 Changes in operating assets and liabilities:
  Decrease (Increase) in trade receivables     (76)       31      3,092
  Decrease (Increase) in inventories          (443)      110        866
  Decrease (Increase) in other current assets   26       257        573
  Decrease (Increase) in other assets           17        53         52
  Increase (Decrease) in accounts payable
   and accrued expenses                     (  767)   (1,241)    (1,633)
  Increase (Decrease) in due to related
   parties, net                              1,131      (428)       247
 Net cash used by operating
   activities                               (  820)   (2,883)    (  700)
Cash flows from investing activities:
  Additions to property and equipment             -        -       ( 90)
Cash flows from financing activities:
  Sale of assets to a related party          1,054     3,171        566
  Proceeds of long-term debt                   143         -          -
  Repayments on long-term debt and
    capitalized lease obligations             ( 11)    (  914)   (1,210)
  Proceeds of short-term debt                    -        741     1,160
 Net cash provided by financing
    activities                               1,186      2,998       516
  Net increase (decrease) in cash and
   cash equivalents                            366        115      (274)
 Cash and cash equivalents at
   beginning of year                           172         57       331

Cash and cash equivalents at end of year   $   538   $    172   $    57

See accompanying notes to consolidated financial statements.  (Continued)








                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

         Years ended June 24, 1995, June 25, 1994 and June 26, 1993

                                            1995       1994       1993

Supplemental cash flow disclosures:
  Interest paid                             $422       $442       $635

See accompanying notes to consolidated financial statements.









































                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               June 24, 1995, June 25, 1994 and June 26, 1993

(1)  Summary of Significant Accounting Policies

On December 24, 1990, Newmax Co., Ltd. ("Newmax") acquired a controlling interest (50.9%) in the Company through the purchase of common stock. Newmax, a Korean corporation, and its affiliate Tae Il Media Co., Ltd. ("Tae Il") operate businesses with product lines similar to that of the Company. The percentage ownership declined to 47.1% at June 27, 1992 due to other equity transactions of the Company. The Company has purchased components from and sold products and equipment to Newmax and its affiliates.

     (a) Principles of Consolidation
The consolidated financial statements include National Micronetics, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b) Consolidated Statements of Cash Flows
For purpose of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (c) Inventories
Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

     (d) Property, Plant and Equipment
Depreciation and amortization for financial reporting purposes are provided by the straight-line method. Depreciation for tax purposes is on an accelerated method. Leasehold improvements are amortized either over the estimated useful lives of the improvements or the lease term (including option periods expected to be utilized) whichever is less.

     (e) Income Taxes
In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.
Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.




                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(1)  Summary of Significant Accounting Policies, Continued

Effective June 27, 1993, the Company adopted Statement 109. Based upon the calculation, there was no cumulative effect of that change in the method of accounting for income taxes required to be reported in the consolidated statement of operations.

     (f)  Loss per share
Loss per common share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the respective periods. The weighted average number of common and common equivalent shares were 22,312,524 for fiscal years 1995, 1994 and 1993.


     (g)  Fiscal year
The Company's fiscal year ends on the last Saturday in June. Fiscal years ended June 24, 1995, June 25, 1994 and June 26, 1993 were all comprised of 52 weeks.

(2)  Liquidity and Management's Action Plan

The Company continues to experience negative cash flow from operations. Several factors have had a negative impact on liquidity including product development costs, qualification of products at customers, and under utilization of facilities.

The Company is aggressively seeking new orders with existing and new customers. During this rebuilding process, the Company will continue to need significant amounts of operating cash. The Company did not make the $329,000 payment due on June 30, 1995 to its primary lending institution due to its limited cash resources. An additional $329,000 payment is due by September 30, 1995. A revised payment schedule is being discussed with the primary lending institution but no agreement has been reached as to terms. Since December 1990, the Company has received direct and indirect support from its parent company to fund operational needs. Although there is no formal commitment for continuing support, Newmax has made no indication that this support will cease. The Company will continue to make every effort to become self sufficient and profitable.

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



                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(3) Inventories
                                  June 24, 1995      June 25, 1994

     Finished goods                 $   667            $    69
     Work in process                     61                 52
     Raw materials and supplies          86                250
                                    $   814            $   371
Finished goods includes $639,000 of electronic light ballasts purchased from Tae Il for resale to distributors and lighting fixture manufacturers. The Company has the right of return for all of the ballast inventory if any remains unsold after one calendar year.

(4) Property, Plant and Equipment
                                                 June 24,      June 25,
      Classification                Life           1995          1994
                                                           (in thousands)
Land                                 -           $   267       $   267
Buildings and improvements        20 years         7,869         7,875
Machinery and Equipment          3-8 years         8,791        12,368
Leasehold improvements
   and fixtures                 3-10 years           246           418
                                                 $17,173       $20,928

The Company conducts certain of its operations using equipment under operating leases which expire at various intervals over the next three years.
Total rental expense was $22,000, $16,000, and $28,000 for fiscal 1995, 1994, and 1993, respectively.

The total minimum rental commitments at June 24, 1995 under noncancellable operating leases are approximately $18,000.

(5)  Short-Term Debt

A revolving credit agreement was established in April 1991 for $4,000,000 with a lending institution not previously used by the Company. This credit line was renewed on November 16, 1994 and has been collateralized by a Newmax affiliate. Collateral provided by the Newmax affiliate included a letter of credit issued by a Korean bank, which has been renewed until November 16, 1995. The Company expects the letter of credit to be renewed upon maturity. Interest on the revolving credit agreement is payable at prime plus 1% (10% at June 24, 1995; 8.25% at June 25, 1994). In addition to the above, the Company borrowed funds from affiliates Gigamax Corporation and Tae Il USA, Inc. from time to time during fiscal 1995, 1994 and 1993. These loans were unsecured at an 8% interest rate. At June 24, 1995 and June 25, 1994 the balance of these loans were $4,896,000. The average amount of short-term debt outstanding and weighted average interest for the year were $4,896,000 at 8% in fiscal 1995, $4,699,000 at 8% in fiscal 1994, and $3,785,000 at 8%
in fiscal 1993. The maximum short-term debt outstanding was $4,896,000, $5,011,000 and $4,155,000 in fiscal 1995, 1994 and 1993, respectively.
                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(6)  Long-Term Debt and Lease Obligations
A summary of long-term debt and obligations under capitalized leases follows:

                                  Annual Interest
                                  Rate at              Balance at
                                  June 24, 1995 June 24, 1995 June 25, 1994
                                                      (in thousands)

Term loan                                 10%     $  1,645      $ 1,645
Converted revolving loan                   9%        2,841        2,841
Capital leases-property,
 plant and equipment                     13-14%          0            8
Debt settlement agreement                  4%          140            -
      Total long-term debt                           4,626        4,494

Less: Current portion                                1,358        3,073
      Long-term debt classified
      as current                                     3,170        1,421

                                                   $    98      $     0

The Company entered into a $3,000,000 term loan agreement with a lending institution on November 5, 1991. This loan, which based upon a December 23, 1994 revision matures on June 30, 1996, is secured by substantially all the assets of the Company which do not secure other debts. As a condition of this loan, the Company granted a $7,000,000 mortgage to the lending institution which serves as collateral for this loan as well as for a revolving credit agreement executed with the same lending institution in May 1991. Payments are scheduled quarterly through June 30, 1996. The term loan has been guaranteed by the related parties Newmax Co., Ltd., Tae Il Media Co., Ltd. and their President, Mr. K.H. Chung. The term loan agreement requires principal payments of $1,316,000 in fiscal 1996. The amended revolving credit agreement requires no payment until September 1996 and then four quarterly payments to pay the loan in full by June 30, 1997. The repayment terms have been modified to decrease the payments originally scheduled for both loans and extend payment terms through June 1997.

The Company did not make the $329,000 payment due June 30, 1995 to its primary lending institution due to its limited cash resources. A revised payment schedule is being discussed but no agreement has been reached as to terms. The long-term portion of the related debt has been reclassified as current due to the unresolved default on payment terms.

Long-term debt maturities, base upon contractual terms, are as follows:
                  Year               Amount
                  1996               $1,358
                  1997                2,503
                  1998                  757
                  1999                    8
                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(7)  Common Stock and Employee Benefits

On June 24, 1992, Dae Bang Venture Capital Co., Ltd. purchased 1,575,000 shares of common stock at $.40 per share for a total of $630,000. The proceeds were recorded as an increase in stockholder's equity.

On December 27, 1990, Newmax purchased 10,500,000 shares of common stock at $.40 per share for a total of $4,200,000. The proceeds, net of expenses of $371,000 were recorded as an increase in stockholders' equity.

The Company issued a warrant in connection with a lending agreement which provided for the issuance of 1,131,165 shares of common stock at $3.00 per share exercisable to June 30, 1996. This exercise price was reduced to $.40 during fiscal 1991 upon the issuance of common stock to Newmax, in accordance with the original warrant. The warrant also includes a right of first refusal to buy a proportionate amount of stock which may be issued by the Company.

Under the terms of the Company's stock option plans, options outstanding at June 24, 1995 for the purchase of 50,700 shares of common stock have been issued to key employees. Options issued under the plans generally become exercisable over a period of from six months to five years from the date of grant at a price per share not less than the fair market value on the date of the grant. Amounts received upon exercise of options in excess of par value of shares sold are credited to additional paid-in capital.

As of June 24, 1995 and June 25, 1994 there were no outstanding restricted stock awards for shares issued under the Company's stock award plans.

Under the Stock Incentive Program 1,525,000 shares of Common Stock were authorized for the grant of options and the issuance of awards, of which 1,122,797 are available for future grants at June 24, 1995.

Options Outstanding          Number of Shares   Option Price Per Share
June 27, 1992                   163,700           $ .22 - $2.50
  Cancelled                     (31,000)            .22 -  1.00
June 26, 1993                   132,700             .22 -  2.50
  Cancelled                     (18,500)            .22 -  2.13
June 25, 1994                   114,200             .22 -  2.50
  Cancelled                     (63,500)            .22 -  1.13
June 24, 1995                    50,700           $ .22 - $2.50

Options Exercisable:
  June 24, 1995                  50,700           $ .22 - $2.50





                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(7)  Common Stock and Employee Benefits, Continued

The Company's profit sharing plan covers all employees with six months employment with the Company at the beginning of each plan year, the Company's fiscal year. Contributions to the plan by the Company are made with its common shares. The annual contribution is determined under a formula which considers each participant's compensation for the plan year and the fair market value of the Company's common shares on the last trading day of the Company's fiscal year. The plan was amended effective June 28, 1987 to allow for Company matching contributions as specified by Internal Revenue Code
Section 401(k). This matching contribution is based upon employee contributions to the Company's 401(k) retirement savings plan.

There was no contribution for fiscal 1993 through 1995. The plans as amended are intended to comply with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974 and are administered by trustees appointed by the Board of Directors.

(8)  Income taxes

No income tax expense or benefit was recognized for fiscal 1995, 1994 and 1993 due to losses incurred and the inability to utilize these losses for income tax purposes. At June 24, 1995, the Company has net operating loss carryforwards of approximately $19,000,000 which will expire in years ending June 2006 through June 2010.

Carryforwards from prior years have been limited due to the change in control of the Company which took place on December 24, 1990. Loss carryforwards available from years prior to the change in control, which are included above, are approximately $1,300,000.

Deferred tax liabilities (assets) are comprised of the following at June 24, 1995:

     Depreciation                          $  893,000

     Net operating loss carryforwards      (4,710,000)

     Inventory reserves                      (511,000)

     Other                                    (16,000)

                                           (5,237,000)

     Deferred tax valuation allowance       4,344,000

     Deferred taxes, net                   $        0


                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(9)  Export Sales - Major Customers

The Company's operations consist entirely of the manufacture of recording heads. The principal products manufactured and sold are ferrite materials, recording head cores, and recording head assemblies. A recording head assembly is a significant component of a computer disk or tape memory.

Net sales of the United States operations includes export sales as follows:

                                      Asia
                                  (in thousands)
             1993                   $12,383
             1994                   $ 7,021
             1995                   $ 3,587

The amount and percent of sales to those customers comprising 10 percent or more of total sales are shown below.

     Computer Products
     ($ in thousands)
                           1995          1994             1993
Major Customer 1     $ 3,302 - 86%  $ 6,888 - 95%   $ 3,740 - 30%
Major Customer 2         -     -        -      -    $ 5,838 - 46%
Major Customer 3         -     -        -      -    $ 2,550 - 20%

(10)  Related Party Transactions

During fiscal 1995, 1994 and 1993, the Company sold equipment to Newmax for $1,281,000, $918,000 and $691,000 respectively. The gain on the sale of $1,054,000, $837,000 and $566,000,respectively, was recorded as additional paid-in capital and was not recognized in the consolidated statement of operations.

Inventory was sold to Newmax during fiscal 1994 and 1993 totalling $2,124,000 and $210,000, whereby Newmax retained the right to return the goods. These transactions were not recorded as sales due to the high probability that the goods would be returned. Effective June 25, 1994 Newmax waived the right of return on $2,334,000 of merchandise previously purchased. This amount has been recorded as an increase to additional paid-in-capital and not in the statement of operations due to the related party nature of the transactions. Net sales for fiscal 1995, 1994 and 1993 included sales of goods totalling $3,287,000, $5,825,000 and $2,539,000 respectively, to Newmax of products made to specification of Newmax's customer. These products required significant additional value added before sale to the ultimate customer. During fiscal 1994 and 1993, the Company has purchased approximately $187,000 and $6,562,000 respectively, of other goods from Newmax in the ordinary course of business.

                                                    (continued)
                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(10)  Related Party Transactions, Continued

Newmax owed the Company $63,000 and the Company owed Newmax
$49,000,respectively, at June 24, 1995 and June 25, 1994 which is included in the consolidated balance sheets under due to related parties, net.

The Company also sold products to Tae Il Media Co., Ltd. ("Tae Il") totalling approximately $ 15,000, $1,063,000 and $1,200,000 in fiscal 1995, 1994 and
1993, respectively. Tae Il sold the Company approximately $650,000 of electrical light fixture ballasts during Fiscal 1995. The Company owed Tae Il $640,000 at June 24, 1995. Tae Il owed the Company $ 10,000 at June 25, 1994. These balances have been included in the consolidated balance sheets under due to related parties, net.

Newmax has provided quarantees via a letter of credit to assist in obtaining a $4 million revolving credit agreement. Gigamax has made short-term loans averaging $4,896,000 and $4,669,000 for fiscal 1995 and 1994 respectively. Both of these are also discussed in note (5). Included in due to related parties at June 24, 1995 and June 25, 1994 is $1,268,000 and $655,000
respectively due to Gigamax and Tae Il USA, Inc. for interest on short-term borrowings and other charges.

Although negotiated in good faith, the impact of the above transactions on the financial statements may be significantly different than had the transactions been negotiated with unrelated parties.

(11)  Contingent Liabilities

In the ordinary course of business there are various legal proceedings pending against the Company. After consultation with outside counsel, management considers that the aggregate exposure, if any, arising from such litigation would not have a significant effect on the Company's financial condition. In addition, the Company has been identified as one of many potentially responsible parties for an Environmental Protection Agency Superfund site. Based upon the information available, management considers that the exposure arising from this action would not have a significant effect on the Company's consolidated financial statements.












                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
National Micronetics, Inc.:


Under date of August 30, 1995, we reported on the consolidated balance sheets of National Micronetics, Inc. and subsidiaries as of June 24, 1995 and June 25, 1994, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended June 24, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to report on this financial statement schedule based on the results of our audits.

The accompanying financial statement schedule has been prepared assuming that National Micronetics, Inc. and subsidiaries will continue as a going concern.
The Company has suffered recurring losses from operations and has net capital deficiencies. As a result of these recurring losses, the Company has experienced a significant deterioration in liquidity. The Company has received funding for operations from its parent and affiliates in the current and prior years; however, the Company has no guarantee that this funding will continue. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2 to the consolidated financial statements. The financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.

Because of the effects on the financial statement schedule of such adjustments, if any, as might have been required had the outcome of the uncertainty discussed in the preceding paragraph been known, we are unable to, and do not express, an opinion on the accompanying financial statement schedule for the years ended June 24, 1995, June 25, 1994 and June 26, 1993.


                                  KPMG PEAT MARWICK LLP

Albany, New York
August 30, 1995











                                                        Schedule II

                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                      Valuation and Qualifying Accounts

                    Years ended June 1995, 1994 and 1993
                               (in thousands)


                                               Accounts
                       Balance at  Charged to  Written-off        Balance
                       beginning   costs and   as uncollectable,  at end
Description            of period   expenses    net of recoveries  of period

Year ended June 1995:

Allowance for doubtful
 accounts receivable   $       0   $      -    $        -         $      0

Year ended June 1994:

Allowance for doubtful
 accounts receivable   $      33   $    (28)   $        5         $      0


Year ended June 1993:

Allowance for doubtful
 accounts receivable   $     120   $    (87)   $        -         $     33























                        Exhibits Filed Electronically


                                                                        Page


 3.1      Certificate of Incorporation of the Company dated              47
          October 15, 1981.

 3.3      Amendment to the Certificate of Incorporation of the
          Company dated November 30, 1983.                               49

 4.7      Revised repayment schedule between the Company and Shinhan
          Bank New York Branch dated December 23, 1994.                  52

 4.8      Promissory Note by the Company payable to Hartford Fire
          Insurance Company dated May 31, 1995.                          54

10.8      Stock Purchase Agreement dated as of November 30, 1990
          between Newmax Co., Ltd. and the Company.                      57

23        Consent of KPMG Peat Marwick LLP to incorporation by
          reference of its report on Financial Statements in
          Registration Statements on Form S-8 Registration Nos.
          2-81098, 2-81456, 2-89221, 2-96120, 2-96139, 33-14778
          and 33-33567.                                                  73

27        Financial Data Schedule (For electronic filing purposes only). 74
























                                          Exhibit 3.1

                        CERTIFICATE OF INCORPORATION

                                     OF

                         NATIONAL MICRONETICS, INC.

                                 * * * * *


               1.    The name of the corporation is

                       NATIONAL MICRONETICS, INC.

               2. The address of its registered office in the State of Delaware is No. 100 West Tenth Street, in the City of Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Trust Company.

               3. The nature of the business or purposes to be conducted or promoted is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

               4. The total number of shares of stock which the corporation shall have authority to issue is four million (4,000,000) and the par value of each of such shares is Ten Cents ($.10), amounting in the aggregate to Four Hundred Thousand Dollars ($400,000.00).

               5. The name and mailing address of each incorporator is as follows:

          NAME                      MAILING ADDRESS

        K. L. Husfelt               100 West Tenth Street
                                    Wilmington, Delaware  19801

        B. A. Schuman               100 West Tenth Street
                                    Wilmington, Delaware  19801

        E. L. Kinsler               100 West Tenth Street
                                    Wilmington, Delaware  19801


               6.      The corporation is to have perpetual existence.

               7. In furtherance and not in limitation of the powers conferred by statute, the board of directors is expressly authorized to make, alter or repeal the by-laws of the corporation.



                                    Exhibit 3.1 Cont'd



               8. Elections of directors need not be by written ballot unless the by-laws of the corporation shall so provide.

                       Meetings of stockholders may be held within or without the State of Delaware, as the by-laws may provide. The books of the corporation may be kept (subject to any provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the board of directors or in the by-laws of the corporation.

               9. The corporation reserves the right to amend, alter, change or repeal any provision contained in this certificate of incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.


               WE, THE UNDERSIGNED, being each of the incorporators herinbefore named, for the purpose of forming a corporation pursuant to the General Corporation Law of the State of Delaware, do make this certificate, hereby declaring and certifying that this is our act and deed and the facts herein stated are true, and accordingly have hereunto set our hands this 15th day of October, 1981.



                                         K. L. Husfelt
                                         K. L. Husfelt

                                         B. A. Schuman
                                         B. A. Schuman

                                         E. L. Kinsler
                                         E. L. Kinsler














                                     Exhibit 3.3


                          CERTIFICATE OF AMENDMENT

                                     OF

                        CERTIFICATE OF INCORPORATION

                                     OF

                         NATIONAL MICRONETICS, INC.

                                 * * * * *


                  NATIONAL MICRONETICS, INC., a corporation organized and

existing under and by virtue of the General Corporation Law of the State of

Delaware, DOES HEREBY CERTIFY:

                  FIRST:  That at a meeting of the Board of Directors of

National Micronetics, Inc., a resolution was duly adopted setting forth a proposed Amendment to the Certificate of Incorporation of said Corporation declaring said Amendment to be advisable and calling a meeting of the stockholders of said Corporation for consideration thereof.  The resolution setting forth the proposed amendment is as follows:

                  RESOLVED, that the Certificate of Incorporation of this corporation be amended by changing paragraph 4 thereof so that, as amended, said paragraph shall be read as follows:

                  "4.   This corporation is authorized to issue one class of
shares to be designated Common Shares. The total number of shares of Common Shares this corporation shall have authority to issue is twelve million six hundred thousand (12,600,000).

                       "The Common shares may be issued from time to time in one or more series. The first series of Common Shares shall consist of 12,000,000 shares, par value Ten Cents ($0.10) per share, and shall be designated `Common Stock'. Upon amendment of this Certificate of Incorporation to read as herein set forth, each of the Company's currently outstanding shares of stock becomes a share of the series of Common Shares designated Common Stock. All other series of Common Shares shall collectively consist of 600,000 shares, par value One Cent ($0.01) per share and shall be designated, as a group `Junior Common Stock'.
                                 Exhibit 3.3 Cont'd



                  "The Board of Directors is authorized from time to time to determine or alter the rights, preferences, privileges, and restrictions to be granted or imposed upon any wholly unissued-series of Junior Common Stock, and to fix and issue the number of shares constituting any such series and the designation thereof; provided, however, that each such series shall provide that (1) if such series is convertible into Common Stock, each share of such series shall be convertible into no more than one share of Common Stock; (2) no dividend shall be declared on any share of such series unless there shall at the same time be declared a dividend equal to or greater in amount on each share of Common Stock then outstanding; (3) the holders of Common Stock shall be entitled to receive per share distributions on liquidations not less than the amounts per share to be received by holders of any share of such series; and (4) no share of such series shall have voting rights greater than an outstanding share of Common Stock; and provided further that, in connection with clauses (1), (2), (3) and (4) above, provision may be made for appropriate adjustments upon any stock split, reverse split, stock dividend or other subdivision, combination or distribution affecting the Common Stock or the Junior Common Stock. Within the limits and restrictions, if any, stated in any resolution of the Board of Directors originally fixing the number of shares constituting any such series, the Board of Directors is authorized to increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series subsequent to the issue of such series. In case the number of shares of any series shall be so decreased, the shares constituting such series shall resume the status which they had prior to the adoption of the resolution originally fixing the number of shares of such series."

               SECOND:  That thereafter, pursuant to resolution of its Board of Directors, a meeting of the stockholders of said Corporation was duly called and held, upon notice and in accordance with Section 222 of the

General Corporation Law of the State of Delaware, at which meeting the necessary number of shares as required by statute were voted in favor of the said Amendment.










                                      Exhibit 3.3 Cont'd



               THIRD:   That said Amendment was duly adopted in accordance

with the provisions of Section 242 of the General Corporation Law of the

State of Delaware.

               IN WITNESS WHEREOF, said NATIONAL MICRONETICS, INC. has caused the Certificate to be signed by Ned W. Buoymaster, Chairman of the Board of

Directors, and attested by Patrick A. Rivelli, its Secretary, this 30th day of November, 1983.

                                    NATIONAL MICRONETICS, INC.

(CORPORATE SEAL)
                                    By:   NED W. BUOYMASTER
                                       Chairman of the Board of
                                              Directors

ATTEST:


  Patrick A. Rivelli
   Secretary






















                                       Exhibit 4.7


National Micronetics, Inc.
71 Smith Avenue
Kingston, New York 12401



December 23, 1994

Mr. J. C. Lee
Shinhan Bank
New York Branch
800 Third Avenue
New York, NY  10022



Dear J. C. Lee:

The purpose of this letter is to formally request revisions of repayment schedules for loans outstanding to your bank.

Attached to this letter is a revised loan payment schedule addressing both the Revolving Credit and Term Loan balances.

Please sign and return a copy of this letter as your acknowledgement of acceptance of the revised payment schedule.


Very truly yours,

HEEHWAN LEE
Dr. Heehwan Lee
Vice President and
Chief Operations Officer



ACCEPTED AND APPROVED


  J. C. LEE                            December 23, 1994
J. C. Lee                                   Date
Shinhan Bank
New York Branch



HL/LBH1
Attachment
NATIONAL MICRONETICS, INC.
71 Smith Avenue
Kingston, New York  12401





                         NATIONAL MICRONETICS, INC.

                    Loan Payment Schedule - Shinhan Bank



     Date                         Term Loan     Revolving Credit

     June 30, 1995                  329,000            - 0 -

     September 30, 1995             329,000            - 0 -

     December 31, 1995              329,000            - 0 -

     March 31, 1996                 329,000            - 0 -

     June 30, 1996                  329,000            - 0 -

     September 30, 1996              - 0 -           710,000

     December 31, 1996               - 0 -           710,000

     March 31, 1997                  - 0 -           710,000

     June 30, 1997                   - 0 -           711,000

                                 $1,645,000       $2,481,000














HL/LBH2


                                          Exhibit 4.8


                               PROMISSORY NOTE

Principal Amount:   $142,916.00            New York, New York
                                           May 31, 1995


     FOR VALUE RECEIVED, the Undersigned, NATIONAL MICRONETICS, INC., having its principal place of business at 71 Smith Avenue, Kingston, New York 12401 (hereinafter referred to as "Maker"), promises to pay to the order of HARTFORD FIRE INSURANCE COMPANY, at One Waterside Crossing, Hartford, Connecticut, 06095 attention: Mr. Robert Fournier (hereinafter referred to as "Holder"), or at such other place as Holder may designate from time to time in writing, the principal sum of One Hundred Forty Two Thousand Nine Hundred Sixteen ($142916.00) Dollars, (the "Principal Sum"), together with interest at a rate of four (4%) percent per annum upon the terms and conditions set forth herein.

     Payment Terms

     All amounts owing under this Note, if not sooner paid, shall be due and payable as follows:
     a) In forty (40) equal monthly installments of principal and interest of $3,900.00 due on the first day of June, 1995 and on the first day of each month thereafter and continuing monthly until the entire balance of said principal sum if any, with accrued interest shall be due and payable.

     All amounts owing under this Note and interest thereon shall be payable in legal tender of the United States of America. Any and all payments received by Holder hereunder shall be applied first to interest and then to principal. The unpaid principal or interest balance of this Note may be prepaid in whole or in part, at the election of the Maker at any time or from time to time without premium. Such prepayments shall be applied in inverse order of priority, first to accrued and unpaid interest and then to principal.

     Default Interest

     All past due principal and, if permitted by applicable law, all past due interest, shall bear interest at the highest rate permitted by applicable law, or if no such maximum rate is established by applicable law, then at the rate of eighteen (18%) percent per annum. During the existence of any default hereunder or under any instrument securing or evidencing the loan hereunder, the entire unpaid balance or principal shall bear interest at the highest rate permitted by applicable law, or if no such maximum rate is established by applicable law, then at a rate of eighteen (18%) percent per annum.



                                   Exhibit 4.8 Cont'd
     Security

     To secure the payment of this Note, Maker is simultaneously executing a Confession of Judgement for the principal amount of this Note. The Confession of Judgement shall be held in escrow pursuant to a separate Escrow Agreement which is being executed simultaneously herewith.

     Setoff

     In the event of any and all future retrospective adjustments, result in a credit due maker by holder, then maker shall, after receipt of its retrospective adjustment, have the right to offset the credit against its obligations hereunder. Such offset shall be applied to the last payments of principal due hereunder in inverse order of priority.

     Default

     Upon the occurrence of an Event of Default, as hereinafter defined, all sums due hereunder shall, at Holder's option, Immediately become due and payable. As used herein, the term "Event of Default" shall mean:

          a) Any failure of Maker to pay any amounts due hereunder or under the Note, which failure is not cured by Maker within ten (10) days;

          b) Any failure of Maker to perform any covenants, agreements or provisions of a Stipulation of Settlement being executed simultaneously herewith or the Note;

          c) If Maker becomes insolvent or is unable to pay debts as they mature or makes an assignment for the benefit of creditors or liquidating agent is appointed, or if any of said parties make a bulk sale or transfer of thier assets or issue a notice of intended bulk sale or transfer;

          d) If any proceeding in bankruptcy or any suit, proceeding, petition or action under any provision of the Bankruptcy Code for reorganization, liquidation or dissolution shall be commenced by or against the Maker;

          e) If a receiver of the Maker, or any of its property be appointed in any jurisdiction at law or in equity;

          f) If a judgement shall be recovered or order of attachment or injunction shall be issued against any of the property of the maker;

          g) If there is an appointment of a receiver, liquidator, assignee, custodian, trustee or other similar official for all or any substantial part of the property of the Maker, extending on the date of such appointment; and

          h) A default in the payment of any other indebtedness due or to become due the Holder or a default in the performance of any other obligation to the Holder hereof by the Maker.
     The failure to exercise any such option or any other right hereunder, or any delay in such exercise, shall not waive the right to exercise such option or any other right at a later time so long as such Event of Default remains uncured, and shall not waive the right to exercise such option or other right upon the occurence of any other Event of Default.

     Maximum Interest Rate

     Notwithstanding the foregoing, it is not intended hereby to charge interest at a rate in excess of the maximum rate of interest to be charged to the Maker under applicable law but if, notwithstanding, by virtue of the payment of interest; Holder would be entitled to receive an amount which exceeds the said maximum rate of interest, then and in such event, the payment shall be reduced to an amount which, together with the interest due hereunder, would not exceed such maximum rate.

     Waiver

     Maker and each and every endorser of this Note and each other person who may become liable for all or any part of the obligation evidenced hereby do hereby waive demand, presentment for payment, protest, notice of protest, and notice of non-payment of this Note.

     Applicable Law

     This Note shall be governed by and construed in accordance with the laws of the State of New York. This Note shall bind Maker's heirs, executors, administrators, successors and assigns and all endorsers hereto, and shall inure to the benefit of Holder and its successors and assigns. This Note may not be changed or terminated orally, but only by written agreement signed by the party against whom enforcement of any such change or termination is sought.

     Invalidity

     In the event that any one or more of the provisions of this Note shall for any reason be held to be invalid, illegal or unenforceable, in whole or in part, or in any respect, or in the event that any one or more of the provisions of this Note shall operate, or would prospectively operate, to invalidate this Note, then, and in any such event, such provision or provisions only shall be deemed to be null and void and of no force or effect and shall not affect any other provision of this Note, and the remaining provisions of this Note shall remain operative and in full force and effect, shall be valid, legal and enforceable, and shall in no way be affected, prejudiced or disturbed thereby.

                                      MAKER:

                                      NATIONAL MICRONETICS, INC.

                                      By:   HEEHWAN LEE
                                         HEEHWAN LEE, VICE PRESIDENT
                                          Exhibit 10.8











                          STOCK PURCHASE AGREEMENT







































                                                   Exhibit 10.8 Cont'd



                              TABLE OF CONTENTS




Article                                                             Page

 1.  Purpose   ..................................................     1
 2.  Reorganization of NMI  .....................................     2
 3.  Subscription for Shares  ...................................     2
 4.  Transfer of Shares  ........................................     5
 5.  Preemptive Right  ..........................................     6
 7.  Board of Directors  ........................................     6
 8.  Basic Corporate and Operating Policies  ....................     6
 9.  Accounts and Auditing  .....................................     7
10.  Technical Assistance  ......................................     8
11.  Term  ......................................................     8
12.  Termination  ...............................................     8
13.  Consequences of Termination  ...............................     9
14.  Non Waiver / Other Remedies  ...............................     9
15.  Unenforceable Terms  .......................................    10
16.  Force Majeure  .............................................    10
17.  Disclaimer of Agency  ......................................    10
18.  Arbitration  ...............................................    10
19.  Assignability  .............................................    11
20.  Expenses  ..................................................    11
21.  Implementation of the Agreement  ...........................    11
22.  Enforcement Costs  .........................................    10
23.  Notice  ....................................................    12
24.  Language  ..................................................    13
25.  Governing Law  .............................................    13
26.  Effective Date  ............................................    13
27.  Entire Agreement  ..........................................    13
      Exhibit 3.1(a)  ...........................................    15
      Exhibit 3.3(d)  ...........................................    16













                                      Exhibit 10.8 Cont'd





                          STOCK PURCHASE AGREEMENT


         THIS AGREEMENT made the 30th day of November, 1990, by and between NEWMAX Co., Ltd., a company organized and existing under the laws of the Republic of Korea with its registered head office at 27-15 Songjeong-dong, Cheong-joo, Chungbuk, 360-290, Korea (hereinafter referred to as "NEWMAX") and National Micronetics, Inc., a company organized and existing under the laws of the State of Delaware with its principal office at 71 Smith Avenue, Kingston, NY 12401, U.S.A. (hereinafter referred to as "NMI").


                                 WITNESSETH:

         WHEREAS, NEWMAX manufactures and sells, inter alia, electro magnetic recording head products and parts and components thereof;

         WHEREAS, NMI manufactures ferrite cores as well as final recording head assemblies ("the Products"); and

         WHEREAS, NEWMAX wishes to purchase new shares of capital stock of NMI and NMI is willing to issue and sell the shares to NEWMAX for its operations of manufacturing, sales and development activities in Foreign Country.

         NOW, THEREFORE, the parties hereby agree as follows:


ARTICLE 1.   Purpose

The purpose of NMI will be to;

a) engage in the manufacture, marketing, promotion, sale, export and distribution of ferrite core and electro magnetic recording head products;

b) engage in any and all acts, things, businesses and activities which are related, incidental or conductive directly or indirectly to the attainment of the foregoing objects






Pg. 1 of Stock Purchase Agreement
                                       Exhibit 10.8 Cont'd

ARTICLE 2.  Reorganization of NMI

2.1 Promptly upon receipt of all necessary Foreign Country and Korean government approvals and validations for this Agreement and the investment contemplated herein by NEWMAX, including, without limitation approvals under relevant laws of Foreign Country, all in form and substance acceptable to all parties (hereinafter referred to as the "Government Approvals"), NMI shall endeavor its best to expand and to improve its operations of manufacturing and selling the products in the Foreign Country. The name of NMI shall be "National Micronetics, Inc." in English, which is the language of the Foreign Country.

2.2 NMI shall take all actions necessary to ensure that NMI's Certificate of Incorporation and By-Laws are amended, if necessary to carry out this Agreement, promptly upon receipt of the Government Approvals.


ARTICLE 3.  Subscription for Shares

3.1 (a)   Subject to the terms and conditions of this Agreement, pursuant to the authority conferred by the relevant resolutions of NMI's Board of Directors (which are in the form attached hereto as Exhibit 3.1 (a), and upon receipt of payment of the subscription price as set forth in this Paragraph 3.1, NMI shall take such steps as are necessary, on or after the Closing Dates (as hereinafter defined), to issue to NEWMAX, and NEWMAX shall acquire from NMI ten million five hundred thousand (10,500,000) shares of common stock, par value $0.10 per share of NMI (the "New Shares") in exchange for a subscription price of four million two hundred thousand U.S. dollars (U.S. $4,200,000), payable on or immediately after the Closing Dates.

    (b) During a period of approximately twenty years, NMI has issued 10,121,561 shares of common stock par value $0.10 per share, and those shares are owned by thousands of stockholders.

3.2 The Closing and issuance of all or a portion of the New Shares as provided in Paragraph 3.1 shall take place at the offices of Blum, Gersen & Stream; 270 Madison Avenue, New York, New York 10016, the
 United States of America, on or before January 2, 1991 and on the dates designated by NEWMAX (the "Closing Dates").

     (a) NEWMAX shall give NMI three (3) day's written notice of said Closing Dates.

     (b) NMI's Board of Directors on September 27, 1990 already has adopted appropriate resolutions, which are attached as Exhibit 3.1(a) hereto, to permit NMI to issue the New Shares.


Pg. 2 of Stock Purchase Agreement
                                           Exhibit 10.8 Cont'd

     (c) No person has any preemptive rights in the New Shares so that NEWMAX may acquire the full number of shares referred to in Paragraph 3.1(a).

3.3  NMI hereby represents and warrants to NEWMAX as follows:

     (a) NMI is a corporation duly organized, validly existing and in good standing under and by virtue of the laws of the State of Delaware in the Foreign Country, with corporate power and all necessary licenses and permits to own its properties and to conduct its business as now conducted and as contemplated by its Certificate of Incorporation currently in force.

     (b) The authorized capital of NMI consists of twenty-five million (25,000,000) common shares having a par value of U.S. $0.10 per share. NMI has no other class of capital shares authorized, outstanding, or issued. NMI has issued capital stock consisting of 10,121,561 shares of common stock.

     (c) After the issuance of the New Shares as contemplated by this Agreement, the capital stock of NMI will be owned as follows:

                                                         Percentage of
     Stockholders                  Number of Shares      Shares Issued

     NEWMAX                        10,500,000             51%
     Foreign Shareholders          10,121,561             49%

     TOTAL                         20,621,561            100%

     (d) All of the issued and outstanding shares of NMI stock are validly issued, fully paid and non-assessable. The New Shares shall, upon issuance and payment therefor, be validly issued, fully paid and non-assessable. There are no outstanding subscription, options, warrants, calls, commitments or agreements to which NMI is bound, which relate to the issuance or sale by it of any shares of NMI stock nor any securities convertible into any shares of any class, except for the issuance of shares of NMI stock contemplated by this Agreement and the issuance of shares of NMI stock as more fully described in Exhibit 3.3(d) in the following amounts for the following purposes:


     Purpose                                  Number of Shares

Warrant dated June 30, 1986                   1,131,165
Warrant dated January 5, 1990                   150,000
1987 Stock Incentive Program                  1,525,000
Profit Sharing Plan                           Discretionary

Pg. 3 of Stock Purchase Agreement
                                       Exhibit 10.8 Cont'd

     (e) No consent of any other party and no consent, License, approval or authorization of any governmental body is required in connection with the execution, delivery, validity or enforceability of this Agreement, except for the Government Approvals, and subject to the receipt of the Government Approvals, the execution, delivery and performance of this Agreement and the businesses and activities contemplated by NMI will not conflict with, be in violation of, or constitute a default under NMI's Certificate of Incorporation, any provision of any agreement, judgement, statute, government approval, rule or regulation applicable to NMI or result in a default under any mortgage, lien, encumbrance or charge upon the assets or property of NMI.
This Agreement constitutes the valid and legally binding agreement of NMI, enforceable in accordance with its terms, subject to laws of general application relating to bankruptcy, insolvency and the relief of debtors and rules of law governing specific performance. Injunctive relief or other equitable remedies.

     (f) NMI has delivered to NEWMAX financial statements of NMI for the fiscal year ended on June 30, 1990, which were prepared in accordance with generally accepted accounting principles of the Foreign Country and were audited in accordance with generally accepted auditing practices in the Foreign country by KPMG Peat Marwick, independent public accountants, who disclaimed any opinion about them, and assuming that NMI remains as a going concern, such financial statements fairly present the financial condition of NMI as of such date and the results of its operations for the year then ended.

     (g) Since the end of its fiscal year ended on June 30, 1990, NMI has not suffered any material adverse change in its financial condition, assets, liabilities or business.

     (h) There are no legal actions pending or threatened against NMI, or any order, decree or other action of the government of the Foreign Country, that might adversely affect this transaction or the present or future business activities of NMI.

3.4 At the three Closings to be held on the three Closing Dates, as a condition precedent to the obligation of NEWMAX to purchase the New Shares;

     (a) NMI and NEWMAX shall each be satisfied (1) that the Government Approvals have been obtained in acceptable form and substance and (11) that all representations and warranties of the other party made in this Agreement are true and accurate.

     (b) NEWMAX shall be satisfied that all necessary corporate actions for the issuance of the New Shares have been taken by NMI as required by this Agreement.



Pg. 4 of Stock Purchase Agreement
                                       Exhibit 10.8 Cont'd


3.5 The purchase by NEWMAX of the New Shares from NMI shall take place as follows:

     (a) At the first Closing, NMI shall issue and shall deliver to NEWMAX or its designee a stock certificate for two million five hundred thousand (2,500,000) shares of common stock of NMI, registered in the name of NEWMAX, and NEWMAX shall cause its bank to wire good United States funds in the amount of one million dollars ($1,000,000) to the bank account designated by NMI.

     (b) At the second Closing, NMI shall issue and shall deliver to NEWMAX or its designee a stock certificate for two million five hundred-thousand (2,500,000) shares of common stock of NMI, registered in the name of NEWMAX, and NEWMAX shall cause its bank to wire good United States funds in the amount of one million dollars ($1,000,000) to the bank account designated by NMI.

     (c) At the third Closing, NMI shall issue and shall deliver to NEWMAX or its designee a stock certificate for five million five hundred thousand (5,500,000) shares of common stock of NMI, registered in the name of NEWMAX, and NEWMAX shall cause its bank to wire good United States funds in the amount of two million two hundred thousand dollars ($2,200,000) to the bank escrow account designated by Blum, Gersen & Stream, as escrow agent for NEWMAX and NMI.

3.6 All shares issued by NMI to NEWMAX shall be common shares with full voting rights, registered in the name of NEWMAX and evidenced by share certificates bearing an endorsement as follows:

          "The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended. This certificate may not be transferred except in compliance with the terms of an agreement between the issuer and Newmax Co., Ltd., dated November 30th, 1990, a copy of which is on file at the office of the issuer."

Article 4.    Transfer of shares

NEWMAX shall not pledge, sell, transfer, or otherwise encumber or dispose of all or any of its shares in NMI without the prior written consent of NMI, unless those shares shall be registered pursuant to applicable securities laws or exempt from registration in the opinion of counsel for NMI, provided that NEWMAX may transfer its shares in NMI, subject to the restrictions in Paragraph 3.6 and in this Article 4, to any third party which controls NEWMAX, is controlled by NEWMAX or is under common control with NEWMAX (an "affiliate" of NEWMAX), without such consent of NMI. For this purpose "control" shall mean the direct or indirect ownership of more than fifty (50%) percent of the voting stock of a corporate entity.

Pg. 5 of Stock Purchase Agreement
                                       Exhibit 10.8 Cont'd
Article 5.    Preemptive Right
No shareholders of NMI shall have preemptive rights and the certificate of incorporation of NMI shall not be amended to grant preemptive rights to shareholders.

Article 6.    Meetings and Resolutions of Shareholders

6.1 The Board of Directors of NMI shall decide the time and place for convening all meetings of the shareholders of NMI except where the General Corporation Law of the State of Delaware provides otherwise.

6.2 All meetings of shareholders of NMI shall be conducted in English, which is the language of the Foreign Country, and all minutes of the meeting of shareholders of NMI shall be prepared in English.

6.3 All actions and resolutions of the shareholders of NMI shall be adopted by the affirmative vote of a majority of the shares represented at the meeting where more than one-half of the total number of issued and outstanding shares of NMI are represented unless otherwise required by this Agreement or the laws of the State of Delaware in the Foreign Country.

Article 7.    Board of Directors

7.1 The Board of Directors of NMI shall increase the number of directors comprising the entire board of directors of NMI from five persons to seven persons and shall nominate five individuals designated by NEWMAX for election as directors.

7.2 The Board of Directors of NMI shall elect from among its members president of NMI and shall appoint such other officers as it considers necessary and appropriate to operate NMI.

7.3 The Board of Directors of NMI shall amend the By-Laws of NMI to provide that special meetings of the Board of Directors may be called at the request of the President when he deems the same to be necessary or advisable, or shall be called by the President when any two directors so request.

7.4 At all meetings of the Board of Directors of NMI, a majority of the directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be act of the Board of directors, except as may be otherwise specifically provided by statue or by the certificate of incorporation of NMI.

Article 8.    Basic Corporate and Operating Policies
The parties are in agreement on the following corporate and operating policies. The parties agree to make their best efforts to effectuate such policies during the continuance of this Agreement:


Pg. 6 of Stock Purchase Agreement
                                      Exhibit 10.8 Cont'd

8.1 NEWMAX or its designees may agree to purchase additional shares of common stock of NMI from time to time so that NEWMAX or its designees will continue to own more than 50% of the entire issued capital of NMI.

8.2 The general policies of NMI regarding the salaries, bonuses and other emoluments of directors, officers and employees of NMI shall be reviewed annually by NEWMAX in consultation with the directors of NMI and general practice current in the foreign Country shall be taken into consideration. Directors who are not officers of NMI will not receive any remuneration unless otherwise agreed upon by the directors of NMI. Compensation and severance pay of directors who are officers of NMI shall be determined in accordance with regulations adopted by a majority of the disinterested directors of NMI.

8.3 The annual financial statements of NMI will be subject to annual audit by the independent public accountant of NMI selected by mutual agreement of the directors who are nominated by NEWMAX and the directors who are nominated by NEWMAX in accordance with the recommendations of the Audit Committee of the Board of Directors of NMI, subject to the approval of the shareholders of NMI at the Annual Meeting, such audit to be completed within sixty (60) days of the end of the fiscal year. NMI will issue to the shareholders on a semi-annual basis and within forty-five (45) days of the end of the relevant month, financial statements, all of which shall be submitted in English at the expense of NMI.

Article 9.  Accounts and Auditing

9.1 The books and records of NMI shall be maintained in accordance with generally accepted accounting principles of the Foreign country and NEWMAX's administrative guidance and requirements under the supervision of the Audit Committee of the Board of Directors of NMI and shall accurately reflect the financial position of NMI and the results of operations of NMI. Such records and supporting documents shall be available for inspection by the directors or by their designee at all reasonable times. NEWMAX may request an audit of such records by an independent public accountant of its selection, other than the independent public accounting firm usee by NMI for its annual audit, at the expense of NEWMAX.

9.2 The parties hereto agree to cause the books and records of NMI to be audited at the end of each fiscal year during the term of this Agreement by an independent public accounting firm of NMI ("Annual Audit"). Such firm of accountants shall yearly perform an audit on the financial statements in accordance with generally accepted audited standards and shall provide the parties with a financial report in English in accordance with generally accepted accounting principles of the Foreign country. Copies of the financial statements prepared in connection with such Annual Audits shall be provided to NEWMAX at the expense of NMI.


Pg. 7 of Stock Purchase Agreement
                                     Exhibit 10.8 Cont'd

Such Annual Audits shall be final and binding upon the parties as to the revenue, costs, fees, expenses, losses and profits of NMI, absent manifest error or fraud.

Article 10.   Technical Assistance

10.1 The parties shall mutually provide technical assistance and patent licenses to the other party under the terms of a technical assistance agreement to be agreed to by the parties, subject to appropriate governmental approval.

Article 11.   Term

This agreement shall continue in effect as long as NEWMAX holds at least twenty (20%) percent of the outstanding shares in NMI unless earlier terminated pursuant to Article 12 herein below.

Article 12.   Termination

Notwithstanding the foregoing, this Agreement may be terminated forthwith upon the sending of notice in writing upon the occurrence of one or more of the following events:

a) by either party, if this Agreement has not been approved by the relevant authorities in form and substance acceptable to such party within three(3) months from the date this Agreement is signed by both parties;

b) by the other party, if either party shall commit a breach of any of its obligations under this Agreement which it shall fail to remedy within ten(10) days from written notice being given requiring that breach to be remedied;

c) by the other party, if either party shall be or become incapable for a period of twenty-one (21) days of performing any of its obligations under this Agreement because of any event covered by Article 16 hereof about force majeure;

d) by the other party, if either party or its creditors or any other eligible party shall file for that party's dissolution, liquidation, bankruptcy, reorganization or compulsory composition or if that party has entered into dissolution, liquidation, bankruptcy, reorganization or compulsory composition or that party is unable to pay any debts as they become due, has explicitly or implicitly suspended payment of any debts as they become due or has liabilities which exceed its assets, or if the creditors of that party have taken over its management or if the relevant financial institutions have suspended that party's revolving credit privileges or if any material or significant part of that party's undertaking, property or assets shall be expropriated or confiscated by action of any government;

Pg. 8 of Stock Purchase Agreement
                                       Exhibit 10.8 Cont'd
e) by NEWMAX, if any agreements entered into for the purpose of implementing this Agreement, are terminated for any reason other than NEWMAX breach;

f) by NEWMAX, if its common share equity in NMI after all three Closings falls below forty-five (45%) percent of the issued and outstanding common stock of NMI for reasons other than NEWMAX's voluntary sale or transfer of the New Shares;

g) by NEWMAX, if any of the warranties or representations made by NMI to NEWMAX pursuant to Article 3 of this Agreement are found to be false or misleading, or if any of the covenants made therein for the benefit of NEWMAX are not complied with.

Article 13.   Consequences of Termination

13.1 Termination of this Agreement shall be without prejudice to the accrued rights and liabilities of the parties at the date of termination, unless waived in writing by the mutual agreement of the parties.

13.2 After a termination of this Agreement, NEWMAX shall have the option to have its name or names and/or its trademarks or other distinctive designations removed from the name of and from use by NMI. If NEWMAX opts to have its name so removed, NMI shall take all step necessary to remove the name, trademark or trade name of or any reference to NEWMAX, or the language of the Foreign Country equivalent of NEWMAX's name, as appropriate. After a termination of this Agreement, NMI agrees that, upon NEWMAX's request, NMI shall immediately return to NEWMAX the proprietary information which is covered by any of NEWMAX'S technical know-how, patents or other industrial property rights and reproductions or copies thereof or other written documents relating thereto and retain no reproductions or copies.

Article 14.    Non-Waiver / Other Remedies

14.1 Failure of either party hereto to insist upon the strict and punctual performance of any provision hereof shall not constitute waiver of, or estoppel against asserting the right to require such performance, nor should a waiver or estoppel in one case constitute a waiver or estoppel with respect to a later breach whether of similar nature or otherwise.

14.2 Nothing in this Agreement shall prevent a party from enforcing its rights by such remedies as may be available in lieu of termination.








Pg. 9 of Stock Purchase Agreement
                                         Exhibit 10.8 Cont'd

Article 15.   Unenforceable Terms

In the event any term or provision of this Agreement shall for any reason be invalid, illegal or unenforceable in any respect such invalidity, illegality or unenforceability shall not affect any other term or provision of this Agreement and this Agreement shall be interpreted and construed as if such term or provision, to the extent unenforceable, had never been contained in this Agreement.

Article 16.    Force Majeure

     16.1 The failure or delay of either party hereto to perform any obligation under this Agreement solely by reason of acts of God, acts of government (except as otherwise enumerated herein), riot, wars, strikes, lockouts, accidents in transportation or other causes beyond its control shall not be deemed to be a breach of this Agreement; provided, however, that the party so prevented from complying herewith shall continue to take all actions within its power to comply as fully as possible herewith.

     16.2 Except where the nature of the event shall prevent it from doing so, the party suffering such force majeure shall notify the other party in writing within five (5) days after the occurrence of such force majeure and shall in every instance, to the extent it is capable of doing so, use its best efforts to remove or remedy such cause with all reasonable dispatch.

Article 17.     Disclaimer of Agency

This Agreement shall not be deemed to constitute either party hereto the agent of the other party hereto.

Article 18.     Arbitration

All disputes, controversies, or differences which may arise between the parties, out of or in relation to or in connection with this Agreement, or for the breach hereof, shall be finally settled by arbitration before three
(3) arbitrators under the Rules of the Commercial Arbitration and Conciliation of the International Chamber of Commerce in New York, New York or in Seoul, Korea, as the party against which the initial claim will have been asserted may elect. NMI and NEWMAX shall each be entitled to nominate one arbitrator and the arbitrators selected by NMI and NEWMAX shall mutually agree upon the selection of the third arbitrator. The arbitration proceeding shall be conducted in English. The results of such arbitration shall be conclusive and binding upon the parties, and shall be enforceable in any court having jurisdiction over the party against whom the award was rendered.





Pg. 10 of Stock Purchase Agreement
                                    Exhibit 10.8 Cont'd

Article 19.    Assignability

This Agreement and each and every covenant, term and condition hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assignees, but neither this Agreement nor any rights or obligations hereunder shall be assignable directly or indirectly by either party hereto without the prior written consent of the other party except for an assignment by NEWMAX to its affiliate as described in Article 4 hereinabove.

Article 20.    Expenses

Each party shall bear its own attorney fees and other expenses incurred to obtain approval of this Agreement and shall hold the other party harmless for any such charges.

Article 21.     Implementation of the Agreement

     21.1 Each party undertakes to carry out this Agreement in good faith and to respect the spirit as well as the letter of its provisions.

     21.2 NEWMAX agrees that neither NEWMAX nor its parent companies, subsidiaries or affiliated companies shall undertake any activities, whether pursuant to a joint venture arrangement, technical assistance or otherwise which shall be detrimental to the purpose of this Agreement as set forth in
Article 1 hereof.

     21.3 The parties agree to enter into and execute any and all such further agreements, documents and the like as may be necessary or beneficial to carry our the purposes of this Agreement.

Article 22      Enforcement Costs

Each party hereto agrees to pay and discharge all reasonable costs, attorney fees and expenses (including, but not limited to the costs of litigation or arbitration) that are incurred by the other party hereto in enforcing the terms of this Agreement; provided that such other party shall prevail in such proceedings.











Pg. 11 of Stock Purchase Agreement
                                       Exhibit 10.8 Cont'd

Article 23.     Notice

     23.1 Any notice required or permitted to be given hereunder shall be in writing and may be given by personal service, registered airmail, or by telefacsimile, cable or telex if confirmed on the same day in writing by registered airmail, with postage fully prepaid, to the following addresses:

     To NEWMAX at:     Newmax Co., Ltd.
                       333-18, Yang Jae-Dong
                       Seocho-Ku, Seoul, Korea  137-130
        Attention:     Mr. K. H. Chung,
                       President
         Telex No:     TIMKO K26997
       Answerback:
    Telefacsimile:     011-822-572-4979
    Cable Address:

        To NMI at:     National Micronetics, Inc.
                       71 Smith Avenue
                       Kingston, New York  12401
                       USA
        Attention:     Mr. Robert C. Ristagno
         Telex No:
       Answerback:
    Telefacsimile:     001-1-914-338-0377

                            AND

                       Blum, Gersen & Stream
                       270 Madison Avenue
                       7th Floor
                       New York, NY  10016
                       USA
        Attention:     Daniel Gersen, Esq.
    Telefacsimile:     001-1-212-686-2040

     23.2  Any notice so given shall be deemed to be received if by letter:
(a) upon receipt or fourteen (14) days after posting, whichever is less, for airmail sent between Korea and the Foreign Country or any other country, or
(b) upon receipt or seven (7) days after posting, whichever is less, for mail sent within Korea, the Foreign country or any other country: or if by telefacsimile, telex or cable: forty-eight (48) hours (during business days in the locale of the addressee) after dispatch.

     23.3 To prove services of notice, it shall be sufficient to prove that a letter, telefacsimile, telex or cable containing the notice was properly addressed and properly dispatched or posted.


Pg. 12 of Stock Purchase Agreement
                                     Exhibit 10.8 Cont'd

Article 24.     Language

This Agreement is written in English and executed in at least two(2) counterparts, each of which shall be deemed an original. The English language text of this Agreement shall prevail over any translation thereof.

Article 25.     Governing Law

This Agreement shall be interpreted in accordance with and governed by the substantive laws of the State of New York.

Article 26.     Effective Date

This Agreement shall come into effect upon the date both parties hereto have added their signatures or names and seals to the same or different counterparts hereof.

Article 27.     Entire Agreement

     27.1 This Agreement supersedes all previous representations, understandings or agreements, oral or written, between the parties with respect to the subject matter hereof, and together with the exhibits hereto and the agreements and documents contemplated hereby contain the entire understanding of the parties as to the terms and conditions of their relationship.

     27.2 Terms included herein may not be contradicted by evidence of any prior oral or written agreement or of a contemporaneous oral or written agreement.

     27.3 No changes, alterations or modifications hereto shall be effective unless in writing and signed by authorized representatives of both parties hereto and if required, upon approval by the competent authorities of each party.

     27.4 Headings of Articles in this Agreement are for convenience only and do not substantively affect the terms of this Agreement.

IN WITNESS WHEREOF the authorized representatives of the parties hereto have set their hands or their names and seals, the day and year first above written.








Pg. 13 of Stock Purchase Agreement
                                   Exhibit 10.8 Cont'd






                         NEWMAX CO., LTD.



                         BY   K. H. CHUNG
                           Name:  K. H. Chung
                           Title: President



                         NATIONAL MICRONETICS, INC.



                         BY  ROBERT C. RISTAGNO
                           Name:  Robert C. Ristagno
                           Title: President



























Pg. 14 of Stock Purchase Agreement
                                     Exhibit 23




                      Consent of Independent Auditors'


The Board of Directors
National Micronetics, Inc.:


We consent to incorporation by reference in the Registration Statement Nos. 2-81098, 2-81456, 2-89221, 2-96120, 2-96139, 33-14778 and 33-33567 on Forms
S-8 of National Micronetics, Inc. of our report dated August 30, 1995, relating to the consolidated balance sheets as of June 24, 1995 and June 25, 1994, and the consolidated statements of operations, changes in stockholders' equity and cash flows and related schedule for each of the years in the three-year period ended June 24, 1995 which report appears in the June 24, 1995 annual report on Form 10-K of National Micronetics, Inc.

Our report dated August 30, 1995 contains an explanatory paragraph that states that the Company's recurring losses from operations, its net capital deficiencies, the deterioration in liquidity and other matters raise substantial doubt about the Company's ability to continue as a going concern.

Because of the effects on the consolidated financial statements of such adjustments, if any, as might have been required had the outcome of the uncertainty discussed in the preceding paragraph been known, we were unable to, and did not express, an opinion on the consolidated financial statements and schedule as of June 24, 1995 and June 25, 1994 and for each of the years in the three-year period ended June 24, 1995.


                                   KPMG PEAT MARWICK LLP



Albany, New York
September 18, 1995