Form 10-Q
period 1995-09-23
NATIONAL MICRONETICS INC
filed 1995-11-06
CIK 70333

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q



(MARK ONE)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
         September 23, 1995.

              OR

  [ ]    Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934.

Commission File Number 0-7207

                           National Micronetics, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                             14-1507019
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

        71 Smith Avenue
       Kingston, New York                                12401
( Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (914) 338-0333

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                              Yes   X      No

    As of September 23, 1995, the registrant had 22,312,524 shares of Common Stock issued and outstanding.


                           NATIONAL MICRONETICS, INC.

                                      INDEX


Part I.  Financial Information:

    Consolidated Balance Sheets - September 23, 1995
      and June 24, 1995 ...................................  3

    Consolidated Statements of Operations - Three Months
      Ended September 23, 1995, and
      September 24, 1994 ...................................  4

    Consolidated Statements of Cash Flows
     Three Months Ended September 23, 1995 and
     September 24, 1994 ...................................  5

    Notes to Consolidated Financial Statements ............  6

    Management's Discussion and Analysis of the
     Financial Condition and Results of Operations ........  7,8


Part II.  Other Information ................................  8

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                           (In Thousands)

                                            Sept. 23,     June 24,
                                              1995          1995
                                           (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents               $  747         $  538
     Trade receivables, net                      85            125
     Inventories                                837            814
     Other current assets                        56             78
          Total current assets                1,725          1,555

Property, plant and equipment, net            3,598          3,845
                                             $5,323         $5,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt
       and lease obligations                 $1,687         $1,358
     Long-term debt classified as current     2,841          3,170

     Short-term debt                          4,896          4,896
     Accounts payable                           660            675
     Accrued salaries and related expenses      227            212
     Other accrued expenses                     206            205
     Due to related parties, net              1,959          1,845
          Total current liabilities          12,476         12,361


Long-term debt and lease obligations, less
     current portion                             87             98
             Total liabilities               12,563         12,459


Stockholders' equity:
     Common stock $.10 par value              2,231          2,231
     Additional paid-in capital              58,343         58,343
     Accumulated deficit                    (67,814)       (67,633)
          Total stockholders'
            equity (deficit)                 (7,240)        (7,059)
                                           $  5,323       $  5,400

See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)
              (in thousands, except per share amounts)

                               Three Months Ended
                             Sept. 23,      Sept. 24,
                               1995           1994

Net Sales                   $ 1,018        $ 1,734
Cost and expenses:
 Cost of products sold          757          1,574
 Research, development
   and engineering               60             71
 Selling and administration     177            193
                                994          1,838

     Income (Loss) from
       operations                24           (104)

Other deductions (income):
 Interest expense               237            223
 Interest income                (15)             0
 Other (income) expense, net    (17)           (49)
                                205            174

     Net earnings (loss)    $  (181)       $  (278)

Net earnings (loss) per
     common and common
     equivalent share       $  (.08)       $  (.12)

Average common shares
     outstanding             22,313         22,313



See accompanying notes to consolidated financial statements.











             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (in thousands)

                                               Three Months Ended
                                              Sept. 23,  Sept. 24,

                                                 1995        1994
Cash flows from operating activities:
  Net income (loss)                             $ (181)   $  (278)
     Adjustments to reconcile net income
     (loss) to net cash provided (used) by
     operating activities:
     Depreciation and amortization                 153        200

     Retirements of property and equipment          94         50



Changes in operating assets and liabilities:
  Decrease (Increase) in trade receivables          40         27
  Decrease (Increase) in inventories               (23)        57

  Decrease (Increase) in other current assets       22         20

  Decrease (Increase) in other assets                -         13
  Increase (Decrease) in accounts payable
    and accrued expenses                             1       (290)

  Increase (Decrease) in due to related parties    114        337


Net cash provided (used) by
  operating activities                             220        136

Cash flows from financing activities:
  Sale of assets to a related party                  -        110
  Repayment on long-term debt and
    capitalized lease obligations                  (11)        (6)

Net cash provided (used) by
      financing activities                         (11)       104

Net increase (decrease) in cash and cash
  equivalents                                      209        240
Cash and cash equivalents at beginning
  of period                                        538        172

Cash and cash equivalents at end of period      $  747    $   412


See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 23, 1995 and the results of operations for the three month periods ended September 23, 1995 and September 24, 1994 and changes in cash flows for the three month periods then ended.

     The results of operations for the three month period ended
     September 23, 1995 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Note (1) to the Company's fiscal year 1995 financial statements which have been incorporated in form 10-K filed for the year ended June 24, 1995.

2.   Inventories consisted of the following (in thousands):

                              September 23, 1995  June 24, 1995

          Finished goods                $  719         $  667
          Work in process                   39             61
          Raw materials and supplies        79             86
                                        $  837         $  814

3. Debt payments totalling $658,000 due during June and September 1995 have not been paid and a waiver has not been obtained from the primary lending institution. As a result of the above noted default, debt payments due beyond one year have been reclassified to current liabilities.

4. Earnings per common share has been determined on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during the respective quarters. At September 23, 1995 and September 24, 1994 there was no dilutive effect from common stock options or warrants.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to net sales.

                                   Three Months Ended In September

                                   Income and Expense
                                   Items as percent   Percent Change
                                       of sales         in dollars
                                        1995  1994    from 1994-1995

Net Sales                               100%  100%          (41)%

Cost of products sold                    74    91           (52)
     Gross Profit (loss)                 26     9            63
Research, development & engineering       6     4           (15)
Selling and administration               18    11            (8)
Other deductions (income)                20    10            18

     Net earnings (loss)                (18)% (16)%          35%

Sales volume has decreased 41% from the same period in the prior year. Production volume has remained at a level where it is unable to absorb significant overhead. A significant increase in volume would be required for the Company to reach breakeven for net earnings.

The Company continues to perform technical and market research on products that could be sold by the Company. Spending on research, development and engineering has decreased 15% from the same period in the prior year.

Efforts have been made to reduce selling and administration costs as much as possible while maintaining all necessary services. This cost has been reduced 8% from the prior year and yet represents 18% of net sales as a result of the historically low volume.

The consolidated balance sheet at September 23, 1995 reflects an approximate increase of $55,000 in net working capital since fiscal year-end. This increase is the result of many small changes none of which are individually significant. Within the components of working capital, due to related parties increased by $114,000 as a result of increases in interest expense on related party debt remaining unpaid and timing of ongoing transactions. Cash increased by $209,000 as a result of the above and the proceeds received for assets sold.

Liquidity and Capital Resources

The consolidated balance sheet at September 23, 1995 reflects an $11,000 reduction of long-term debt for the three month period. The Company is not in compliance with its lending agreements as of September 23, 1995. The Company has not made payment of $329,000 due the primary lender on June 30, 1995 nor an additional $329,000 payment which was due September 30, 1995. The Company has not received a written notice of default from the primary lender and continues efforts to negotiate acceptable terms with the bank.

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


     Exhibit No.         Description

        27               Financial data schedule



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


Dated:  November 1, 1995