Form 10-Q
period 1995-12-23
NATIONAL MICRONETICS INC
filed 1996-03-06
CIK 70333

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q



(MARK ONE)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
         December 23, 1995.

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

                              Yes   X      No

    As of December 23, 1995, the registrant had 22,312,524 shares of Common Stock issued and outstanding.


                           NATIONAL MICRONETICS, INC.

                                      INDEX


Part I.  Financial Information:

    Consolidated Balance Sheets - December 23, 1995
      and June 24, 1995 ...................................  3

    Consolidated Statements of Operations - Three Months
      and Six Months Ended December 23, 1995, and
       December 24, 1994....................................  4

    Consolidated Statements of Cash Flows
      Six months Ended December 23, 1995 and
      December 24, 1994 ...................................  5

    Notes to Consolidated Financial Statements ............  6

    Management's Discussion and Analysis of the
      Financial Condition and Results of Operations .......  7,8


Part II.  Other Information ................................  8

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                           (In Thousands)

                                            Dec. 23,       June 24,
                                              1995          1995
                                           (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents               $  645         $  538
     Trade receivables, net                      75            125
     Inventories                                713            814
     Other current assets                       178             78
          Total current assets                1,611          1,555

Property, plant and equipment, net            3,463          3,845
                                             $5,074         $5,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt
       and lease obligations                 $2,363         $1,358
     Long-term debt classified as current     2,031          3,170

     Short-term debt                          4,896          4,896
     Accounts payable                           633            675
     Accrued salaries and related expenses      209            212
     Other accrued expenses                     210            205
     Due to related parties, net              2,107          1,845
          Total current liabilities          12,449         12,361


Long-term debt and lease obligations, less
     current portion                             73             98

            Total liabilities                12,522         12,459


Stockholders' equity:
     Common stock $.10 par value              2,231          2,231
     Additional paid-in capital              58,343         58,343
     Accumulated deficit                    (68,022)       (67,633)
          Total stockholders'
            equity (deficit)                 (7,448)        (7,059)
                                           $  5,074       $  5,400

See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)
              (in thousands, except per share amounts)

                          Three Months Ended     Six Months Ended
                            Dec. 23, Dec. 24,    Dec. 23,  Dec. 24,
                               1995     1994        1995      1994

Net Sales                   $ 1,123  $   799     $ 2,141   $ 2,533
Cost and expenses:
 Cost of products sold          881      750       1,638     2,324
 Research, development
   and engineering               56       59         116       130
 Selling and administration     176      163         353       356
                              1,113      972       2,107     2,810

     Income (Loss) from          10     (173)         34      (277)
       operations

Other deductions (income):
 Interest expense               239      228         476       451
 Other (income) expense, net    (21)      18         (53)      (31)
                                218      246         423       420

    Net earnings (loss)     $  (208) $  (419)    $  (389)  $  (697)

Net earnings (loss) per
     common and common
     equivalent share       $  (.01) $  (.02)    $  (.02)  $  (.03)

Average common shares
     outstanding             22,313   22,313      22,313    22,313


See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (in thousands)

                                                Six Months Ended
                                                Dec. 23,   Dec. 24,
                                                  1995       1994
Cash flows from operating activities:
  Net income (loss)                             $ (389)   $  (697)
 Adjustments to reconcile net income
     (loss) to net cash provided (used) by
     operating activities:
     Depreciation and amortization                 300        350

     Retirements of property and equipment          94        211

  Changes in operating assets and liabilities:
   Decrease (Increase) in trade receivables         50         17
   Decrease (Increase) in inventories              101        144

   Decrease (Increase) in other current assets    (100)        16

   Decrease (Increase) in other assets               -         17
   Increase (Decrease) in accounts payable
    and accrued expenses                           (40)      (728)

   Increase (Decrease) in due to related parties   262       (543)


Net cash provided (used) by
  operating activities                             278     (1,213)

Cash flows from financing activities:
Purchases of equipment                             (12)         -
Sale of assets to a related party                    -      1,090
Repayment on long-term debt and
  capitalized lease obligations                   (159)        (7)


Net cash provided from (used by)
  financing activities                            (171)     1,083

Net increase (decrease) in cash and cash
  equivalents                                      107       (130)
Cash and cash equivalents at beginning
  of period                                        538        172

Cash and cash equivalents at end of period     $   645    $    42


See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 23, 1995 and the results of operations for the three month periods and six month periods ended December 23, 1995 and December 24, 1994 and changes in cash flows for the six month periods then ended.

     The results of operations for the six month period ended
     December 23, 1995 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set fourth in Note (1) to the Company's fiscal year 1995 financial statements which have been incorporated in form 10-K filed for the year ended June 24, 1995.

2.   Inventories consisted of the following (in thousands):

                              December 23, 1995  June 24, 1995

          Finished goods                $  564         $  667
          Work in process                   46             61
          Raw materials and supplies       103             86
                                        $  713         $  814


3. Debt payments totalling $987,000 due during June, September and December 1995 have not been paid and a waiver has not been obtained from the primary lending institution. As a result of the above noted default, debt payments due beyond one year have been reclassified to current liabilities.


4. Earnings per common share has been determined on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during the respective quarters.
     At December 23, 1995 and December 24, 1994 there was no dilutive effect from common stock options or warrants.









               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to net sales.

                                   Six Months Ended In December

                                   Income and Expense
                                   Items as percent   Percent Change
                                       of sales         in dollars
                                        1995  1994    from 1994-1995

Net Sales                               100%  100%          (15%)

Cost of products sold                    77    92           (30)
     Gross Profit (loss)                 23     8           141
Research, development & engineering       5     5           (11)
Selling and administration               16    14             -
Other deductions (income)                20    17             -

     Net earnings (loss)                (18)% (28)%          44%

Sales volume has decreased 15% from the same period in the prior year. Production volume has remained at a level where it is unable to absorb significant overhead. A significant increase in volume would be required for the Company to reach breakeven for net earnings.

The Company continues to perform technical and market research on products that could be sold by the Company. Spending on research, development and engineering has decreased 11% from the same period in the prior year.

Efforts have been made to reduce selling and administration costs as much as possible while maintaining all necessary services. This cost represents 16% of net sales as a result of the historically low volume.

The consolidated balance sheet at December 23, 1995 reflects no
change in net working capital since fiscal year-end.   Within the
components of working capital, due to related parties increased by $262,000 as a result of amounts due for interest expense on related party debt remaining unpaid. Cash increased by $107,000 as a result of timing of payments to vendors.






Liquidity and Capital Resources

The consolidated balance sheet at December 23, 1995 reflects a $159,000 reduction of long-term debt for the six month period. The Company has not made payments of $329,000 each due June 30, 1995, September 30, 1995 and December 31, 1995. The Company is not in compliance with its amended lending agreements as of December 23, 1995 and continues to negotiate revised payment terms with the lending institution.

The Company is hopeful that funds generated by operations and received from Newmax will be adequate to fund debt service and other operational needs. Although there is no firm commitment, related parties are expected to advance funds on a short-term as needed basis to offset operational cash shortfalls. Management believes that the development of distribution markets for non-manufactured products will enable the Company to remain viable for the next twelve months.



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


Dated:  February 1, 1996