Form 10-Q
period 1996-03-23
NATIONAL MICRONETICS INC
filed 1996-05-03
CIK 70333

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q



(MARK ONE)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
         March 23, 1996.

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

                              Yes   X      No

    As of March 23, 1996, the registrant had 22,312,524 shares of Common Stock issued and outstanding.


                           NATIONAL MICRONETICS, INC.

                                      INDEX


Part I.  Financial Information:

    Consolidated Balance Sheets - March 23, 1996
      and June 24, 1995 ...................................  3

    Consolidated Statements of Operations - Three Months
      and Nine Months Ended March 23, 1996, and
       March 25, 1995.......................................  4

    Consolidated Statements of Cash Flows
      Nine months Ended March 23, 1996 and
      March 25, 1995.......................................  5

    Notes to Consolidated Financial Statements ............  6

    Management's Discussion and Analysis of the
      Financial Condition and Results of Operations .......  7,8


Part II.  Other Information ................................  8

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                           (In Thousands)

                                            Mar. 23,       June 24,
                                              1996          1995
                                           (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents               $   55         $  538
     Certificate of deposit                     524              -
     Trade receivables, net                      36            125
     Inventories                                727            814
     Other current assets                       132             78
          Total current assets                1,474          1,555

Property, plant and equipment, net            3,327          3,845

                                             $4,801         $5,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt
       and lease obligations                 $3,058         $1,358
     Long-term debt classified as current     1,321          3,170

     Short-term debt                          4,896          4,896
     Accounts payable                           575            675
     Accrued salaries and related expenses      258            212
     Other accrued expenses                     233            205
     Due to related parties, net              2,402          1,845
          Total current liabilities          12,743         12,361


Long-term debt and lease obligations, less
     current portion                              -             98

            Total liabilities                12,743         12,459


Stockholders' equity:
     Common stock $.10 par value              2,231          2,231
     Additional paid-in capital              58,343         58,343
     Accumulated deficit                    (68,516)       (67,633)
          Total stockholders'
            equity (deficit)                 (7,942)        (7,059)
                                            $ 4,801        $ 5,400

See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)
              (in thousands, except per share amounts)

                          Three Months Ended     Nine Months Ended
                            Mar. 23, Mar. 25,    Mar. 23,  Mar. 25,
                               1996     1995        1996      1995

Net Sales                   $   671  $   428     $ 2,812   $ 2,961
Cost and expenses:
 Cost of products sold          768      629       2,406     2,953
 Research, development
   and engineering               58       55         174       185
 Selling and administration     316      185         669       541
                              1,142      869       3,249     3,679

     Income (Loss) from
       operations              (471)    (441)       (437)     (718)


Other deductions (income):
 Interest expense                96      225         572       676
 Interest income                (26)       -         (26)        -
 Other (income) expense, net    (47)     (56)       (100)      (87)
                                 23      169         446       589

    Net earnings (loss)     $  (494) $  (610)    $  (883)  $(1,307)

Net earnings (loss) per
     common and common
     equivalent share       $ (0.02) $ (0.03)    $ (0.04)  $ (0.06)

Average common shares
     outstanding             22,313   22,313      22,313    22,313


See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (in thousands)

                                                Nine Months Ended
                                                Mar. 23,   Mar. 25,
                                                  1996       1995
Cash flows from operating activities:
  Net income (loss)                            $(  883)   $(1,307)
 Adjustments to reconcile net income
     (loss) to net cash provided (used) by
     operating activities:
     Depreciation and amortization                 435        518

     Retirements of property and equipment          83        213

  Changes in operating assets and liabilities:
   Increase in certificate of deposit             (524)      (500)
   Decrease (Increase) in trade receivables         89        (49)
   Decrease (Increase) in inventories               87         41

   Decrease (Increase) in other current assets     (54)        (7)

   Decrease (Increase) in other assets               -         17
   Increase (Decrease) in accounts payable
    and accrued expenses                           (26)      (638)

   Increase (Decrease) in due to related parties   557        679


Net cash provided (used) by
  operating activities                            (236)    (1,033)

Cash flows from financing activities:
Sale of assets to a related party                    -      1,060
Repayment on long-term debt and
  capitalized lease obligations                   (247)        (7)

Net cash provided (used) by
  financing activities                            (247)     1,053

Net increase (decrease) in cash and cash
  equivalents                                     (483)        20
Cash and cash equivalents at beginning
  of period                                        538        172

Cash and cash equivalents at end of period     $    55    $   192


See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 23, 1996 and the results of operations for the three month periods and nine month periods ended March 23, 1996 and March 25, 1995 and changes in cash flows for the nine month periods then ended.

     The results of operations for the nine month period ended March 23, 1996 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set fourth in Note (1) to the Company's fiscal year 1995 financial statements which have been incorporated in form 10-K filed for the year ended June 24, 1995.

2.   Inventories consisted of the following (in thousands):

                                   March 23, 1996  June 24, 1995

          Finished goods                $  624         $  667
          Work in process                   54             61
          Raw materials and supplies        49             86
                                        $  727         $  814

3. Debt payments totalling $1,316,000 due from June 1995 through March 1996 have not been paid and a waiver has not been obtained from the primary lending institution. As a result of the above noted default, debt payments due beyond one year have been reclassified to current liabilities.


4. Earnings per common share has been determined on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during the respective quarters. At March 23, 1996 and March 25, 1995 there was no dilutive effect from common stock options or warrants.










               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to net sales.
                                   Nine Months Ended In March
                                   Income and Expense
                                   Items as percent   Percent Change
                                       of sales         in dollars
                                        1996  1995    from 1995-1996
Net Sales                               100%  100%            5%

Cost of products sold                    86   100           (23)
     Gross Profit (loss)                 14     0         4,975
Research, development & engineering       6     6            (6)
Selling and administration               23    18            24
Other deductions (income)                16    20           (24)

     Net earnings (loss)                (31)% (44)%          32%

Sales volume has increased 5% from the same period in the prior year.
Production volume has remained at a level where it is unable to absorb significant overhead. A significant increase in volume would be required for the Company to reach breakeven for net earnings.

The Company continues to perform technical and market research on products that could be sold by the Company. Spending on research, development and engineering has decreased 6% from the same period in the prior year.

Efforts have been made to reduce selling and administration costs as much as possible while maintaining all necessary services. This cost has increased 24% from the prior year and represents 23% of net sales as a result of the historically low volume and high bad debt expense in the current year.

The consolidated balance sheet at March 23, 1996 reflects an approximate decrease of $463,000 in net working capital since fiscal year-end. This decrease is primarily due to the losses for the current period. Within the components of working capital, due to related parties increased by $557,000 primarily as a result of increases in interest expense on related party debt remaining unpaid and purchases of inventory for resale which remain unpaid. Accounts payable decreased by $100,000 as overall vendor activity decreased. The total current portion of long-term debt decreased by $149,000 due to payments made. Funds amounting to $524,000 which will be needed to make long and short-term debt payments have been deposited in a short-term certificate of deposit. Cash decreased by $483,000 as a result of the above.


Liquidity and Capital Resources

The consolidated balance sheet at March 23, 1996 reflects a $247,000 reduction of total long-term debt for the nine month period. The
Company is not in compliance with its amended lending agreements as of March 23, 1996.

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


Dated:  May 1, 1996