Form 10-K
period 1996-06-29
NATIONAL MICRONETICS INC
filed 1996-10-01
CIK 70333

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
(MARK ONE)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 29, 1996.
                OR
  [   ]    Transition Report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934.

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

The aggregate market value of the Common Stock held by non-affiliates as of September 4, 1996 was $10,000. For purposes of determining this number all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of September 4, 1996, the registrant had 22,312,524 shares of Common Stock issued and outstanding.
                                   PART I
Item 1. Business

National Micronetics, Inc. (the "Company") was originally incorporated in 1969 in New York and reincorporated in Delaware in 1982. On December 24, 1990, Newmax Co., Ltd. ("Newmax") acquired a controlling interest (50.9%) in the Company through the purchase of common stock. Newmax, a Korean corporation, is affiliated with Tae Il Media Co., Ltd. ("Tae Il") which is a significant customer of the Company. The Company historically had operated exclusively in the magnetic recording head industry.

In reliance primarily upon assembly facilities owned and operated by its parent company, Newmax, sales revenue attributable to its parent companies and debt financing supplied or guaranteed by its parent companies or its affiliated companies since May 10, 1991, the Company is principally an integrated manufacturer of magnetic recording heads primarily for computer disk drives. The Company is currently primarily performing pilot projects concerning ferrite bars, cores and recording head assemblies.

The Company has begun the distribution and sale of other products. Some, such as electrical light fixture ballasts and tee shirts, are imported and outside its previous markets. The Company is dependent upon other manufacturers and vendors for production and assembly work.


Sales and Customers

The Company's computer products are sold to original equipment manufacturers.
Because product life cycles for computer products are relatively short, sales in one period are not necessarily indicative of future sales. At any given time, the Company is likely to be dependent on sales of specific computer products to specific customers. Please refer to note 9 to the consolidated financial statements on page 39 for an analysis of export sales of computer products, exports of which comprised 75% of net sales in fiscal 1996.

The past sales and customers of the Company may not be indicative of its future sales and customers, since during the two fiscal years ended June 24, 1995, the Company had sold most of its assembly line production equipment for manufacturing ferrite cores and slider assemblies and is contemplating selling different products in new markets. The Company has sold and solicited orders for electronic light ballasts and tee shirts.

In fiscal 1996, one customer, Newmax, accounted for 67% of net sales on a consolidated basis. Victas, Inc., accounted for 13% of net sales in fiscal 1996. See footnote 9 on page 39 for a summary of major customers and footnote 10 to the consolidated financial statements on pages 39 and 40 for a discussion of related party transactions.





Backlog
A comparison of backlog at fiscal year-end is shown below:

      June 29, 1996          June 24, 1995
                 (in thousands)
         $  878                $1,300

Backlog (primarily Tae Il/Newmax orders at June 29, 1996) includes only those orders for which a delivery schedule has been specified by the customer, although such orders may be subject to cancellation or modification by the customer without significant penalty. The backlog at June 29, 1996 includes $154,000 in tee shirt orders. Sales fluctuations are not seasonal and often are not anticipated.

Competition
The Company's principal market is supplying recording heads primarily for computer disk drives. Newmax, Tae Il and their related entities (see Item 10, under the caption Relationships and Beneficial Interests) are larger and better capitalized than the Company, which has become almost entirely dependent upon them for working capital, assembly facilities, personnel, sales revenue and for bank loan financing. Physical proximity to customers does not significantly affect competition for computer components due to low shipping costs for this small and light product. Competition from both recording head and ferrite core suppliers is principally in the areas of price, quality and product performance. In addition to changes within the disk storage market, other types of computer memory technologies may become competitive with current disk drive applications.

The Company has recently entered two new, unrelated markets - electrical light fixture ballasts and tee shirts - both of which are highly competitive.
The Company has not yet ascertained whether there are other markets in which it will actively compete for significant market share though the Company has given substantial consideration to at least two product lines as to which final decisions have not been made.

Research, Development and Engineering
During fiscal years 1996 and 1995 the Company spent approximately $231,000 and $259,000, respectively, in connection with continuing engineering and product development of computer related products. Research and engineering efforts are currently being directed toward the enhancement of its floppy disk drive and tape drive recording head products. For the past four years there has been substantial direct support from Newmax and Tae Il of manufacturing operations and current product lines.

The Company is currently performing technical and market research on products that could be sold by the Company. Many of these products are outside the Company's previous markets and many would be manufactured for the Company by contractors or vendors.

Employees
At June 29, 1996 the Company actively employed 45 persons.

Environmental Compliance
The material effects that compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment upon the future capital expenditures or earnings of the Company are described in Item 3, Legal Proceedings.

Item 2. Properties
The Company's corporate offices are located at 71 Smith Avenue, Kingston, New York, 12401. The Company's operations are conducted from 83,000 square feet of facilities located in Kingston, New York, owned by the Company, and mortgaged by an institutional lender. The loan from the institutional lender has been in default since June 30, 1995. In addition to the above, the Company sold a 5,400 square foot building on September 7, 1995 and vacant buildings totalling 42,000 square feet remain available for sale.

The Company believes that its facilities and the equipment located therein are in good working condition and are adequate and sufficient for the current conduct of its business. The Company has sold or disposed of idle and obsolete equipment and could not return to the production volumes of previous years without significant changes in operations or use of subcontractors.
The Company is dependent upon its parent companies for contract production assembly facilities. See Item 1 above and note 2 to the consolidated financial statements on page 34 for a discussion of efforts to overcome underutilization of facilities.

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

The EPA has indicated it has incurred costs in excess of $3.35 million but has not as yet completed a remedial action plan. The EPA is not prepared at this time to estimate the total cost of remedial action. Two Non-Time Critical Removal Actions have been undertaken by the PRP's with EPA approval.
The actions undertaken to date are designed to help limit further environmental damage and to obtain data to better understand the extent of
damage.   Additional treatment will be based upon analysis of data obtained.
The Company has paid its allocated share of these costs, the amount not being significant to the financial statements of the Company.


The Company is currently unable to predict the outcome of this matter as the total cost of remedial action has not been determined and the method of allocation of liability among parties who may ultimately be found liable remains uncertain.

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

         Fiscal Year                    High            Low

     1996
      First Quarter                   $   N/A       $   N/A
      Second Quarter                     .01           .01
      Third Quarter                       N/A           N/A
      Fourth Quarter                     .001          .001
     1995
      First Quarter                      .02           .001
      Second Quarter                     .02           .001
      Third Quarter                       N/A           N/A
      Fourth Quarter                      N/A           N/A

(b). Approximate Number of Equity Security Holders

The approximate number of holders of record of the Company's common stock as of August 31, 1996 was 2,500.

(c). Dividends

The Company has not paid any cash dividends on its Common Stock. Due in part to the working capital deficiency of $11,069,000 and the stockholders' deficiency of $7,933,000 as of June 29, 1996, the Company does not anticipate paying dividends for the foreseeable future.




Item 6. Selected Financial Data

                 Selected Consolidated Statement of Operations Data
                    (in thousands, except per share amounts)

                                     Year Ended In June
                              1996      1995    1994     1993      1992
Net sales                   $ 4,151  $ 3,822  $ 7,227  $12,664  $ 7,397
Cost of products sold         3,605    3,849    7,777   15,287   10,222
Gross profit (loss)             546      (27)    (550)  (2,623)  (2,825)
Research, development
 and engineering expense        231      259      481      887    1,141
Selling and administration
 expense                        849      712      816      849      169
Loss before income taxes     (1,336)  (1,599)  (2,699)  (5,083)  (5,079)
Net loss                     (1,336)  (1,599)  (2,699)  (5,083)  (5,079)
Net loss per common share   $ (0.06) $ (0.07)  $(0.12) $ (0.23)  $(0.25)
Weighted average shares
 outstanding                 22,313   22,313   22,313   22,313   20,726
   Cash dividends                    -        -        -        -        -

               Selected Consolidated Balance Sheet Data
                               (in thousands)

                                   Year Ended in June
                              1996      1995      1994      1993     1992
Working capital
   deficiency              $(11,069) $(10,806) $(11,267) $(12,846) $(4,783)
Total assets                  4,817     5,400     5,449     6,819   12,772
Long-term debt and lease
 obligations, including
 current portion              4,363     4,626     4,494     5,408    6,618
Stockholders' deficiency     (7,933)  ( 7,059)   (6,514)   (6,986)  (2,469)

The reasons for the significant changes in net sales and cost of products sold, the significant net losses and the decline in assets are discussed at
Item 7, Management's Discussion and Analysis of Financial Condition, and Results of Operations.














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

During the third quarter of fiscal 1992, the Company began to see signs of improvement. The Company rehired 100 production employees during the quarter to work on orders for metal-in-gap recording head ("MIG") products. Work-in-progress increased significantly as the Company prepared for fourth quarter deliveries.

Net sales for the fourth quarter of fiscal 1992 were $4,615,000. The backlog exceeded $7 million at May 4, 1992 and $5 million at June 27, 1992. The fourth quarter and full year results benefited by the recording of the value of Maxtor Corporation common stock received from Maxtor as a result of the Miniscribe bankruptcy. The stock was recorded as a recovery within selling and administrative expenses of $883,000. At year-end the stock was reduced to market value of $689,000 by a charge to other expense of $194,000.

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

Fiscal 1994 began with increasing volume of double MIG slider sales as well as an increase in sales of floppy recording head bars. The sale of MIG products dropped significantly after December 1993 and stopped by the end of February 1994. Sales of floppy recording head bars increased significantly beginning in February 1994 and represented the majority of sales recorded for the rest of fiscal year. The Company continued efforts to obtain orders for double MIG products throughout fiscal 1994. The dramatic changes in disk drive design and ready availability of thin-film recording heads combined to make a very difficult market for selling double MIG products.





Fiscal 1995 saw a continuation of the trend established during the second half of fiscal 1994. There was a significant lay-off in September 1994 as the demand for finished floppy recording head bars dropped dramatically. At that time, the Company began shipping unfinished floppy disc recording head bars which were less labor intensive and had a higher profit margin. The lower selling price resulting from a lower labor and overhead content of the product being sold resulted in a significant reduction in sales for fiscal 1995. There was some improvement in sales to unrelated parties of ferrite based products made to customers' specifications.

Fiscal 1996 began with significant sales of ferrite products to unrelated parties. This business began to decline mid-year as orders were completed and not replaced with new orders. There was an increase in related party orders for ferrite products in the fourth quarter as well as increased sales of non-ferrite products to unrelated parties. Employment remained consistent throughout the year and the Company achieved a positive gross profit margin for the year. This was the first positive gross profit in over five years.

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

                  Fiscal Year Ended June 29, 1996 ("1996")
   Compared to
                 Fiscal Year Ended June 24, 1995 ("1995")

Net Sales.

The Company's net sales increased by $329,000, or 9%, over 1995. The increase is due to sales of tee-shirts of $543,000 offset by a decline in sales of recording head products to related parties.

Gross Profit.

Gross profit, as a percentage of sales, increased from a negative 1% in 1995 to 13% in 1996. This improvement is due to reductions in material and overhead spending as well as a significant reduction in depreciation charged to operations as a result of fixed assets becoming fully depreciated.

Research, Development and Engineering.

Research, development and engineering ("R & D"), as a percentage of sales, decreased from 7% in 1995 to 6% in 1996. The decrease is primarily due to tee-shirt sales, which require no R & D activity, and a reduction in facility overhead charged to the R & D department.



Selling and Administration.

Selling and administration expenses ("S & A"), as a percent of sales, increased from 19% in 1995 to 20% in 1996. The increase in S & A as a percent of sales is due primarily to the costs associated with developing new markets for the new product lines being introduced during 1996.

Interest Expense.

Interest expense decreased by $46,000 or 5% from 1995 to 1996. This is a result of a 3/4% decrease in the prime rate during fiscal 1996 and a reduction of total long-term debt.


                  Fiscal Year Ended June 24, 1995 ("1995")
   Compared to
                 Fiscal Year Ended June 25, 1994 ("1994")

Net Sales.

The Company's net sales decreased by $3.4 million, or 47%, from 1994 to 1995.
The decrease was due to a reduction in orders from and sales to the Company's parent (Newmax) and affiliates.

Gross Profit.

Gross profit, as a percentage of sales, improved from a negative 8% in 1994 to a negative 1% in 1995. This improvement was due to a reduction in sales of finished products with high labor content and lower than average margins.

Research, Development and Engineering.

Research, development and engineering ("R & D"), as a percentage of sales, remained constant at 7% of sales for both 1994 and 1995. The R & D effort was adjusted consistent with the decline in sales during this period.

Selling and Administration.

Selling and administration expenses ("S & A"), as a percentage of sales, increased from 11% in 1994 to 19% in 1995. The increase in S & A as a percent of sales is due primarily to the inability to make significant reductions in administrative costs as sales declined from 1994 to 1995.

Interest Expense.

Interest expense increased by $42,000 or 5% from 1994 to 1995. This is the result of an increase of 3/4% in the prime interest rate from 1994 to 1995 and a revision in the term loan increasing the stated rate from prime to prime plus 1%.



Inflation
Prices in the peripheral data storage market do not ordinarily increase to offset the effects of inflation. The Company anticipates that inflationary effects on its costs will be largely offset through productivity increases. The Company has curtailed production of certain products due to the inability to obtain price increases and reduce costs.

Liquidity and Capital Resources
The Company entered into an agreement with a lending institution on May 10, 1991. On April 30, 1992 this loan was converted from a $4,000,000 one year renewable loan to a loan with a fixed repayment plan. On December 23, 1994 the lending institution agreed to a modification of repayment terms resulting in quarterly payments due from September 30, 1996 through June 30, 1997. The balance remaining unpaid on this loan is $2,741,000 as of June 29, 1996 and $2,841,000 as of June 24, 1995. Although the Company has not made principal payments and is therefore in default, monthly interest payments have been made within 90 days of their respective due dates. Collateral provided by a Newmax affiliate (guarantor) included a letter of credit issued by a Korean bank. The current letter of credit for $2,850,000 expires November 19, 1996 and must be replaced at that time. The Company expects the letter of credit to be renewed upon maturity. The Company entered into a $3,000,000 term loan agreement with the same lending institution on November 5, 1991. On December 23, 1994 the lending institution agreed to a modification of repayment terms resulting in quarterly payments due from June 30, 1995 through June 30, 1996.
The balance remaining unpaid on this loan is $1,611,000 as of June 29, 1996 and $1,645,000 as of June 24, 1995. Although the Company has not made principal payments and is therefore in default, monthly interest payments have been made within 90 days of their respective due dates.

The term loan and the May 1991 revolving credit loan are secured by substantially all the assets of the Company, including a $7,000,000 first mortgage on the facilities of the Company in Kingston, New York. The term loan has been guaranteed by the related parties Newmax, Co., Ltd., Tae Il Media Co., Ltd. and Mr. K.H. Chung. The term loan requires principal payments of $1,611,000 in fiscal 1997, as all payments are past due.

The Company had no material commitments for capital expenditures as of June 29, 1996. Depreciation has exceeded capital expenditures by at least $500,000 per year for the last three years. Required repayments of long-term debt for fiscal 1997 are $3,752,000. The repayment terms with the primary lending institution had been modified to decrease the payments originally scheduled for fiscal 1995 and increase payments that will be required for fiscal 1997. The Company did not make the $329,000 payment due on June 30, 1995 or subsequent quarterly payments, due to its limited cash resources and thereby defaulted on the lending agreements. Therefore, $611,000 of payments originally due after June 29, 1997 have been reclassified as current liabilities. A revised payment schedule is being discussed with the primary lending institution, but no agreement has been reached as to terms. The primary lending institution has not issued any notices of default or acceleration or initiated any legal action against the Company.


The Company is hopeful that funds generated by operations and received from Newmax will be adequate to fund production, new product development, debt service and other operational needs. Although there is no firm commitment, affiliated parties and parents are expected to advance funds on a short-term as needed basis to offset operational cash shortfalls. Management believes that the combination of reduction in overhead spending, continued cooperation of parent companies and their affiliates, cooperation of the institutional lender and development of new distribution markets for non-manufactured products will enable the Company to remain viable for the next twelve months. See note 2 to the Company's consolidated financial statements included herein (page 34) for a further discussion of liquidity and management's action plan.

Item 8. Financial Statements and Supplementary Data
The information called for by item 8 is set forth on pages 24 to 41 and listed on page 24 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
                           PART III

Item 10.  Directors and Executive Officers of the Registrant
                                                            Shares Owned
                       Position with                        As a Percentage
Name, Age and           Company or              Director    Of Outstanding
Committee Membership   Principal Occupation       Since          Shares
Dr. Yoon H. Choo,......Chairman, President,       1990               -
58                     Chief Executive Officer,
                       Secretary and Treasurer

Dr. Heehwan Lee,.......Vice President and         1990         (2)   -
46                     Chief Operations Officer

Mr. K.H. Chung,........President, Tae Il Media    1990     (1) (2)   -
51                     Co., Ltd. Ansan City &
                       Seoul, Korea

All directors and officers as a group (3 persons)....      (1) (3)   -

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

Newmax owns 47.1 percent of the common stock of the Company. Pursuant to the Stock Purchase Agreement dated November 30, 1990 between the Company and Newmax, Newmax may agree to purchase additional shares of common stock of the Company from time to time in an amount (presently 2,000,000 shares) which will enable Newmax to own more than 50 percent of the issued and outstanding shares of common stock of the Company. This provision directly inures to the benefit of Newmax and may be deemed indirectly to inure to the benefit of Tae Il Media Co., Ltd. ("Media"), Tae Il Magnetics Co., Ltd, ("Magnetics"), Mr. K.H. Chung, Dr. Heehwan Lee, and Mr. Yoon K. Choo. This provision does not extend to other holders of the common stock of the Company.

Until March 29, 1994, Mr. K.H. Chung was the representative director and the president of Newmax and Dr. Heehwan Lee was a director and vice president of Newmax. Media and Magnetics combined own 30 percent of the common stock of Newmax.


Mr. K. H. Chung owns approximately 3 percent of the common Stock of Media and is a representative director and the president of Media and Dr. Heehwan Lee a director and vice president of Media. Mr. Yoon K. Choo is a director and the chairman of the board of directors of Media. Media owns 25 percent of the capital stock of Dae Bang Venture Capital Co., Ltd., which owns 7.1 percent of the common stock of the Company. Media owns approximately 14 percent of the capital stock of Newmax.

Mr. K.H. Chung owns approximately 6 percent of the common stock of Magnetics.
Until March 29, 1994, Mr. K.H. Chung was the representative director and the president of Magnetics. Magnetics owns 16 percent of the capital stock of Newmax.

Dr. Yoon H. Choo is the brother of Mr. Yoon K. Choo and Mr. K.H. Chung and Dr. Heehwan Lee are sons-in-law of Mr. Yoon K. Choo.

Mr. Yoon K. Choo is related by blood or marriage to Mr. K.H. Chung, Dr. Heehwan Lee and Dr. Yoon H. Choo, who are directors of the Company. Newmax and Media also are associates of Mr. K.H. Chung and Dr. Heehwan Lee. Magnetics was an associate of Mr. K.H. Chung and Dr. Heehwan Lee until March 29, 1994.

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

Transactions with Management and Others

Newmax, Media, Magnetics, or their affiliates have made payments to the Company or its subsidiaries for property or services. In particular, the Company sold to Newmax in fiscal 1995 and 1994 equipment comprising machining assembly lines and other excess equipment in exchange for cash in an amount equal to fair market value, as determined by an independent appraisal in 1991, and by subsequent determinations by employees of the Company, ($1,281,000 and $610,000 in fiscal 1995 and 1994 respectively), of that equipment. Furthermore, the Company or its subsidiaries have made payments to Newmax, Media, Magnetics or their affiliates for property or services in amounts material to the Company. Nearly $5 million has been borrowed by the Company at 8 percent interest from Gigamax Corporation and Tae Il U.S.A., Inc., both of which are controlled by Dr. Yoon H. Choo, President of the
Company.   Payment of interest with respect to fiscal year 1996, however, was forgiven. See note 10 to the Company's consolidated financial statements included herein (page 39) for a further discussion of related party transactions.


See also Item 7, Liquidity and Capital Resources, for a discussion of loans obtained by the Company with the assistance of guarantees provided by Newmax and other related parties. See note 5 to the Company's consolidated financial statements included herein (page 35) for a further discussion of short-term debt and related party assistance and note 6 (page 36) for a further discussion of long-term debt and related party assistance.

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

During fiscal 1996 and 1995 there were no meetings of the Board of Directors, and no meetings of the Audit Committee. The Independent Public Accountants attended no meetings.

Item 11. Executive Compensation

Summary Compensation Table

The compensation of the chief executive officer of the Company for services rendered to the Company and its subsidiaries is set forth below:

Name and Principal Position        Year        Annual Salary

Dr. Yoon H. Choo,                  1996         $ 80,000
Chairman, President and Chief      1995         $ 80,000
Executive Officer                  1994         $ 80,000

There are no other officers whose total annual salary and bonus exceeds
$100,000.

Board Interlocks and Insider Participation

Dr. Yoon H. Choo and Dr. Heehwan Lee served as officers of the Company and as members of the Board of Directors for fiscal 1996 and as such, were entitled to participate in deliberations of the Board of Directors concerning executive officer compensation.

Dr. Yoon H. Choo is a director and president of Gigamax Corporation and of Tae Il USA, Inc., which are affiliates of the Company.

Dr. Heehwan Lee was a director and vice president of Newmax until March 29, 1994 and is a director and vice president of Media, both of which were parents of the Company.
Mr. K.H. Chung also served as a member of the Board of Directors of the Company for fiscal 1996 and, as such, was entitled to participate in deliberations of the Board of Directors concerning executive officer compensation. He is the president and a representative director of Media, which is an affiliate of the Company. Until March 29, 1994 he was the president and representative director of Magnetics and of Newmax. He owns 3 percent of the capital stock of Media and 6 percent of the capital stock of Magnetics.

See Transactions with Management and Others on page 13. Also see Relationships and Beneficial Interests on pages 12-13 with respect to the ownership by Media and Magnetics of 30 percent of the outstanding shares of capital stock of Newmax and the ownership of Newmax of 47.1 percent of the outstanding shares of common stock of the Company, as well as the ownership by Media of 25 percent of the capital stock of Dae Bang Venture Capital Co., Ltd., which owns 7.1 percent of the outstanding shares of capital stock of the Company.

Dr. Yoon H. Choo has a direct material interest in the loans provided by Gigamax Corporation and by Tae Il USA, Inc. to the Company, as described in notes 5 and 10 to the consolidated financial statements on pages 35 and 39 because of his control over those two companies.

Dr. Heehwan Lee may be deemed to have a material indirect interest in the transactions between the Company and each of Newmax and Media and in the credit enhancements provided by Newmax and Media to the Company, as described in notes 5, 6, and 10 to the consolidated financial statements on pages 35, 36 and 39-40, respectively, because of his official relationships with Media and because the father-in-law of Dr. Heehwan Lee, Mr. Yoon K. Choo, is a director and chairman of the Board of directors of Media.

Mr. K.H. Chung has a direct material interest in the credit enhancement which he personally provides to the Company and may be deemed to have an indirect material interest in the transactions between the Company and each of Newmax and Media and in the credit enhancements provided by Newmax and Media to the Company as described in notes 5, 6, and 10 to the consolidated financial statements on pages 35, 36, and 39-40, respectively.


Mr. K.H. Chung, who is a director of the Company, a representative director and president of Media, a 3 percent stockholder of Media, and a 6 percent stockholder of Magnetics, has a direct material interest in the credit enhancement which he personally provides to the Company and may be deemed to have an indirect material interest in the transactions between the Company and each of Media and Newmax, and in the credit enhancements provided by Newmax and Media to the Company, as described in notes 5, 6 and 10 to the consolidated financial statements on pages 35, 36 and 39-40, respectively. Newmax owed the Company $12,000 and the Company owed Media $1,195,000 as of June 29, 1996.



Dr Heehwan Lee, who is a director and the vice president and chief operations officer of the Company, the vice president of Media and the son-in-law of Mr. Yoon K. Choo, may be deemed to have a material indirect interest in the transactions between the Company and each of Media and Newmax, and in credit enhancements provided by Newmax and Media to the Company, as described in notes 5, 6, and 10 to the consolidated financial statements on pages 35, 36, and 39-40. Newmax owed the Company $12,000 and the Company owed Media $1,195,000, respectively, as of June 29, 1996.

Dr. Yoon H. Choo, who is a director, the chairman, the president, the treasurer, and the secretary of the Company, a director and the president of Gigamax Corporation and a director and the president of Tae Il USA, Inc., has a direct material interest in the loans provided by Gigamax Corporation and by Tae Il USA, Inc., to the Company, as described in notes 5 and 10 to the consolidated financial statements on pages 35 and 39-40, respectively. The Company owed Gigamax $4,896,000, in principal and $1,370,000 of net accrued expenses (primarily interest accrued prior to June 24, 1995), as of June 29, 1996.

Compensation of Directors

The annual fee for directors who are not employees of the Company is $8,000. All of the outside directors earn $1,000 for each Board meeting or Committee meeting attended, except that if a Committee meets on the same day as the full Board, Committee members earn only $500 for the Committee meeting. Telephonic meetings are compensated at fifty percent of the rates noted above. Fees earned but unpaid to current and former Board members are $183,000 at June 29, 1996. Board members are eligible to receive stock options. See Board Interlocks and Insider Participation above.

Employment Contract

The Company entered into a Compensation Agreement with Dr. Yoon H. Choo on April 17, 1991 for a one year period. Based upon the terms of the agreement, it automatically renews for another year on each anniversary date. The agreement requires periodic salary payments totaling $150,000 per year. Effective November 18, 1991, the salary was renegotiated down to $80,000 per year due to continuing losses of the Company. The agreement provides for payment of one year's salary in the event of contract non-renewal or termination of employment. In the event of a change in control, then a change in title or responsibilities is contractually defined as a termination of employment.










Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table presents information as to the persons who have reported or are otherwise known to the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company as of September 4, 1996.
                                              Amount and
                                              Nature of          Percent
Name and Address of Beneficial Owner     Beneficial Ownership    of Class

Newmax Co., Ltd. .............................10,500,000           47.1%
27-15 Song Jeong-Dong                         Direct owner (1)
Cheongju, Chungbuk                            sole voting and
360-290, Korea                                investment powers

Gwang Jai Koh ................................10,500,000           47.1%
Jung Kyun Bae                                 Indirect owner (2)
Hong Kyu Shin                                 shared voting
Jeong Soo Choi                                power, shared
Y.R. Kwon                                     investment power
456-1 Moknae-Dong
Ansan, Kyunggi-Do
425-100, Korea

Dae Bang Venture Capital Co., Ltd. ...........1,575,000             7.1%
1-181 Chagin-Dong                             Direct owner
Iri-si, Jullabuk-do                           sole voting and
Korea                                         investment powers

S.Y. Choi ....................................1,575,000             7.1%
K.H. Chang                                    Indirect owner (2)
Y.W. Kim                                      shared voting
K.W. Oh                                       power, shared
C.D. Um                                       investment power
D.H. Koo
KWTC Building, Suite 4202
Samsung-dong
Kangnam-gu
Seoul, Korea

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

According to Rule 13d-3 of the Securities and Exchange Commission, the directors and the executive officers of the Company are not beneficial owners of any equity securities of the Company. The following table presents information as to those directors' and executive officers' beneficial ownership of equity securities in the parents of the Company.

 Title                 Name of            Amount and Nature        Percent
  of                   Beneficial         of Beneficial              of
 Class                 Owner              Ownership                 Class
Capital Stock          Kang Hoan Chung    262,643                    2.7%
of Tae Il                                 Direct owner (2)
Media Co., Ltd. (1)                       Sole voting power
                                          Sole investment power

Capital Stock          Kang Hoan Chung    37,396                     6.2%
of Tae Il                                 Direct owner (2)
Magnetics Co., Ltd. (1)                   Sole voting power
                                          Sole investment power

Capital Stock          Kang Hoan Chung    935,595                   29.8%
of Newmax                                 Indirect owner (2)
Co., Ltd. (1)                             Shared voting power
                                          Shared investment power

Capital Stock          Heehwan Lee        410,006                   13.6%
of Newmax                                 Indirect owner (2)
Co., Ltd. (1)                             Shared voting power
                                          Shared investment power

Capital Stock          Directors and      935,595                   29.8%
of Newmax              Executive          Indirect owners (2)
Co., Ltd.              Officers as a      Shared voting power
                       Group              Shared investment power

(1) See the caption Relationships and Beneficial Interests in Item 10, Directors and Executive Officers of the Registrant.

(2) The person who is the direct owner possessing sole voting and sole investment power of shares of the parents of the Company and the persons who are deemed to be indirect owners possessing shared voting power and shared investment power of shares of a parent of the Company, expressly disclaim that either of them is at the present time the beneficial owner of any shares of the common stock of the Company for purposes of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, or that either one of them is at the present time able to exercise a controlling influence over the Company.
Item 13. Certain Relationships and Related Transactions

Identification of and certain information concerning executive officers and directors of the Company is set forth in Part III, Item 10 under the heading "Directors and Executive Officers of the Registrant" and under the heading "Transactions with Management and Others" and in Part III, Item 11 under the heading "Board Interlocks and Insider Participation."

Identification of certain information concerning security holders who are known to the Company to own of record or beneficially more than 5% of its outstanding shares of common stock and members of the immediate families of those persons and of executive officers and directors of the Company are set forth in Part I, Item 1, Business, under the headings "Sales and Customers", "Backlog", in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the Headings, "Liquidity and Capital Resources", Item 8, Financial Statements and Supplementary Data, notes 2,5,6,9, and 10, Part III, Item 10, Directors and Executive Officers of the Registrant, under the headings, "Relationships and Beneficial Interests", "Transactions with Management and Others", and Item 11, Executive Compensation, under the heading "Board Interlocks and Insider Participation."

                           PART  IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. Financial Statements

             Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of Independent Certified Public Accountants are incorporated in Part II of this report (see index on page 24).

          2. Financial Statement Schedules

             Included In Part IV of this report:

                                                                  Page #
             Independent Auditors' Report on Schedule                42

             Schedule II- Valuation and Qualifying Accounts          43


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


     3.   Exhibits
          3.1 Certificate of Incorporation of the Company dated October 15, 1981 (Incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K for the year ended June 24, 1995, Commission File Number 0-7207).


          3.2 Amendment to Certificate of Incorporation of the Company dated March 2, 1982 (Incorporated by reference to Exhibit 3.2 to Registration Statement of the Company, Registration
               No. 2-77035).

          3.3 Amendment to the Certificate of Incorporation of the Company dated November 30, 1983 (Incorporated by reference to Exhibit
               3.3 to the annual report on Form 10-K for the year ended June 24, 1995, Commission File Number 0-7207).

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

          4.6 Mortgage between the Company and Shinhan Bank New York Branch dated November 5, 1991 (Incorporated by reference to Exhibit 4.4 to the quarterly report on Form 10Q for the quarter ended September 28, 1991, Commission File Number 0-
               7207).

          4.7 Revised repayment schedule between the Company and Shinhan Bank New York Branch dated December 23, 1994 (Incorporated by reference to Exhibit 4.7 to the annual report on Form 10-K for the year ended June 24, 1995, Commission File Number 0-7207).

          4.8 Promissory Note dated May 31, 1995 in the maximum principal amount of $142,916 payable by the Company to Hartford Fire Insurance Company (Incorporated by reference to Exhibit 4.8 to the annual report on Form 10-K for the year ended June 24, 1995, Commission File Number 0-7207).

         10.1 1987 Stock Incentive Program, as amended in 1989 (Incorporated by reference to Appendix A to the Company's Proxy Statement dated September 22, 1989 for Annual Meeting of Stockholders to be held on November 2, 1989, Commission File Number 0-
               7207).

         10.2 Warrant which is Exhibit B to the Second Restated Credit Agreement between the Company and Wells Fargo Bank, N.A. dated June 30, 1986 (Incorporated by reference to Exhibit
               10.5 to the annual report on form 10-K for the year ended June 28, 1986, Commission File Number 0-7207).
         10.3 Compensation agreement between the Company and Yoon H. Choo dated April 17, 1991 (Incorporated by reference to Exhibit
               10.15 to the annual report on Form 10-K for the year ended June 29, 1991, Commission File Number 0-7207).

         10.4  Letter dated December 26, 1990 from the Company to Wells
               Fargo Bank, N.A. in respect of the Warrant dated July 23,
               1986 (Incorporated by reference to Exhibit 10.16 to the annual report on Form 10-K for the year ended June 29, 1991, Commission File Number 0-7207).

         10.5 Stock Purchase Agreement dated as of November 30, 1990 between Newmax Co. Ltd. and the Company (Incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K for the year ended June 24, 1995, Commission File Number 0-
          7207).

          21. Subsidiaries of the Company (Incorporated by reference to Exhibit 22 to the annual report on Form 10-K for the year ended June 30, 1990, Commission File Number 0-7207).

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

                                         NATIONAL MICRONETICS, INC.

                                      By   DR. YOON H. CHOO
                                           Dr. Yoon H. Choo
                                           President and Chief
                                           Executive Officer

Dated:  September 18, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of September, 1996.

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

    DR. HEEHWAN LEE               Director, Vice President and Chief
   (Dr. Heehwan Lee)              Operations Officer


                                  Director
   (Mr. K.H. Chung)


















                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

                 Index to Financial Statements and Schedule

                                                              Pages

Independent Auditors' Report                                  25

Consolidated Balance Sheets as of June 29, 1996
 and June 24, 1995                                            26-27

Consolidated Statements of Operations for the years
 ended June 29, 1996, June 24, 1995 and June 25,
 1994                                                         28

Consolidated Statements of Changes in Stockholders'
 Deficiency for the years ended June 29, 1996, June 24,
 1995 and June 25, 1994                                       29

Consolidated Statements of Cash Flows
 for the years ended June 29, 1996, June 24, 1995
 and June 25, 1994                                            30-31

Notes to Consolidated Financial Statements                    32-41

Independent Auditors' Report on Schedule                      42

Schedule of Valuation and Qualifying Accounts                 43
























                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
National Micronetics, Inc.:

We have audited the accompanying consolidated balance sheets of National Micronetics, Inc. and subsidiaries as of June 29, 1996 and June 24, 1995, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for each of the years in the three-year period ended June 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements based on the results of our audits.

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

The accompanying consolidated financial statements have been prepared assuming that National Micronetics, Inc. and subsidiaries will continue as a going concern. The Company has suffered recurring losses from operations and has net capital deficiencies. As a result of these recurring losses, the Company has experienced a significant deterioration in liquidity. The Company has received funding for operations from its parent, Newmax Co., Ltd., and affiliated companies in the current and prior years; however, the Company has no guarantee that this funding will continue. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of the effects on the consolidated financial statements of such adjustments, if any, as might have been required had the outcome of the uncertainty discussed in the preceding paragraph been known, we are unable to, and do not, express an opinion on the accompanying consolidated financial statements as of June 29, 1996 and June 24, 1995, and for each of the years in the three-year period ended June 29, 1996.

                                       KPMG PEAT MARWICK LLP
Albany, New York
August 28, 1996





                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                       June 29, 1996 and June 24, 1995
                               (in thousands)



                                   ASSETS

                                                     1996        1995
Current assets (note 6):
 Cash and cash equivalents                         $  464      $  538
 Trade receivables (less allowance of
    $132 in 1996)                                     233         125
 Inventories (note 3)                                 902         814
 Prepaid and other current assets                      82          78

      Total current assets                          1,681       1,555

Property, plant and equipment, at cost
 (notes 4 and 6)                                   12,129      17,173
Less accumulated depreciation and amortization    ( 8,993)    (13,328)

      Net property, plant and equipment             3,136       3,845
                                                  $ 4,817     $ 5,400

                                                           (Continued)
























                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - Continued

                       June 29, 1996 and June 24, 1995

                 (in thousands, except common share amounts)

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                    1996         1995

Current liabilities:
 Current portion of long-term debt (note 6)      $ 3,752      $ 1,358
 Long-term debt classified as current (note 6)       611        3,170
 Short-term debt (note 5)                          4,896        4,896
 Accounts payable                                    394          675
 Accrued salaries and related expenses               212          212
 Other accrued expenses                              298          205
 Due to related parties, net (note 10)             2,587        1,845

          Total current liabilities               12,750       12,361

Long-term debt, less current portion (note 6)          -           98
          Total liabilities                       12,750       12,459

Stockholders' deficiency (note 7):
 Common stock ($.10 par value; authorized -
  40,000,000 shares; issued and
  outstanding 22,312,524 shares)                   2,231        2,231
 Additional paid-in capital                       58,805       58,343
 Accumulated deficit                             (68,969)     (67,633)

          Total stockholders' deficiency         ( 7,933)     ( 7,059)
Commitments and contingencies (notes 2,4 and 12)
                                                 $ 4,817      $ 5,400


See accompanying notes to consolidated financial statements.














                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

        Years ended June 29, 1996, June 24, 1995, and June 25, 1994

                  (in thousands, except per share amounts)

                                            1996      1995       1994

Net sales                                 $ 4,151   $ 3,822   $ 7,227
Cost and expenses:
 Cost of products sold                      3,605     3,849     7,777
 Research, development and engineering        231       259       481
 Selling and administration                   849       712       816
                                            4,685     4,820     9,074

  Loss from operations                    (   534)  (   998)  ( 1,847)

Other expense (income):
 Interest expense                             865       911       869
 Interest income                          (    36)  (     3)  (     1)
 Other (income) expense, net              (    27)  (   307)  (    16)
                                              802       601       852

  Loss before income taxes                ( 1,336)  ( 1,599)  ( 2,699)

Income taxes (note 8)                           -         -         -

Net loss                                  $(1,336)  $(1,599)  $(2,699)

Loss per common share (note 1)            $( 0.06)  $( 0.07)  $( 0.12)


See accompanying notes to consolidated financial statements.


















                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' DEFICIENCY

         Years ended June 29, 1996, June 24, 1995 and June 25, 1994

                 (in thousands, except common share amounts)

                                                  Additional
                             Common Stock (note 7)   Paid-In   Accumulated
                              Shares    Par Value    Capital    (Deficit)

Balance June 26, 1993       22,312,524  $    2,231   $ 54,118  $  (63,335)

Net loss -- 1994                     -           -          -      (2,699)

Sale of assets to a
 related party (note 10)             -           -      3,171           -
Balance June 25, 1994       22,312,524       2,231     57,289     (66,034)

Net loss -- 1995                     -           -          -     ( 1,599)

Sale of assets to a
 related party (note 10)             -           -      1,054           -
Balance June 24, 1995       22,312,524       2,231     58,343     (67,633)

Net loss -- 1996                     -           -          -     ( 1,336)
Interest forgiven on
 related party debt (note 5)         -           -        462           -

Balance June 29, 1996       22,312,524  $    2,231   $ 58,805  $  (68,969)


See accompanying notes to consolidated financial statements.



















                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

         Years ended June 29, 1996, June 24, 1995 and June 25, 1994
                               (in thousands)

                                              1996      1995      1994
Cash flows from operating activities:
 Net loss                                  $(1,336)  $(1,599)  $(2,699)
 Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization              549       723       992
    Provision for losses (recoveries)
     on receivables                            135         -       (28)
    Retirements of property and equipment      171       168        70
    Interest forgiven on related party debt    462         -         -
Changes in operating assets and liabilities:
  Decrease (Increase) in trade receivables    (243)      (76)       31
  Increase (Decrease) in inventories           (88)     (443)      110
  Decrease in prepaid and other
   current assets                             (  4)       26       257
  Increase in other assets                       -        17        53
  Decrease in accounts payable
   and accrued expenses                       (188)     (767)   (1,241)
  Increase (Decrease) in due to related
   parties, net                                742     1,131      (428)
  Net cash provided (used) by operating
   activities                                  200      (820)   (2,883)
Cash flows from investing activities:
  Additions to property and equipment         ( 11)        -         -
Cash flows from financing activities:
  Sale of assets to a related party              -     1,054     3,171
  Proceeds of long-term debt                     -       143         -
  Repayments on long-term debt and
    capitalized lease obligations             (263)      (11)     (914)
  Proceeds of short-term debt                    -         -       741
 Net cash provided (used) by financing
    activities                                (263)    1,186     2,998
  Net increase (decrease) in cash and
   cash equivalents                           ( 74)      366       115
 Cash and cash equivalents at
   beginning of year                           538       172        57

Cash and cash equivalents at end of year    $  464    $  538    $  172


                                                            (Continued)




                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

         Years ended June 29, 1996, June 24, 1995 and June 25, 1994

                                            1996       1995       1994

Supplemental cash flow disclosures:
  Interest paid                             $342       $422       $442

See accompanying notes to consolidated financial statements.









































                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               June 29, 1996, June 24, 1995 and June 25, 1994

(1)  Description of Business and Summary of Significant Accounting Policies

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

In reliance primarily upon assembly facilities owned and operated by its parent and affiliated companies, sales revenue attributable to its parent and affiliated companies and debt financing supplied or guaranteed by its parent and affiliated companies since May 10, 1991, the Company is principally an integrated manufacturer of magnetic recording heads primarily for computer disk drives. The Company is currently primarily performing pilot projects concerning ferrite bars, cores and recording head assemblies.

The Company has begun the distribution and sale of other products. Some, such as electrical light fixture ballasts and tee shirts, are outside its previous markets. The Company is dependent upon other manufacturers and vendors for production and assembly work.

     (a) Principles of Consolidation
The consolidated financial statements include National Micronetics, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b) Consolidated Statements of Cash Flows
For purpose of the statements of cash flows, the Company considers all short-term investments and highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of certificates of deposit of $300,000 and $500,000 at June 29, 1996 and June 24, 1995, respectively.

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

                                                        (Continued)
                 NATIONAL MICRONETICS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1)  Summary of Significant Accounting Policies, Continued

     (e) Income Taxes
The Company utilizes the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (f)  Loss per Share
Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares was 22,312,524 for fiscal years 1996, 1995 and 1994. Common stock equivalents are not considered in this calculation since their effect would be anti-dilutive.

     (g)  Fiscal Year
The Company's fiscal year ends on the last Saturday in June. The fiscal year ended June 29, 1996 was comprised of 53 weeks. The fiscal years ended June 24, 1995 and June 25, 1994 were comprised of 52 weeks.

     (h)  Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (i)   New Accounting Standards
In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. Effective June 30, 1996, the Company will adopt FAS 121, which requires that long-lived assets (e.g., property, plant and equipment and goodwill) held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the net book value of the assets and the estimated fair value of the related assets. It is anticipated that adoption in the first quarter of fiscal 1997 will have no effect on the Company's financial results.
                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1)  Summary of Significant Accounting Policies, Continued

     (i) New Accounting Standards, Continued
In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for fiscal years beginning after December 15, 1995. Effective June 30, 1996, the Company will adopt FAS 123, which establishes financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Acounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. The Company will continue to account for stock-based employee compensation plans under the intrinsic method pursuant to APB
25 and will make any required disclosures in its footnotes.


(2)  Liquidity and Management's Action Plan

The Company continues to experience difficulty generating sufficient cash flow from operations to meet its obligations. Several factors have had a negative impact on liquidity including product development costs, qualification of products at customers, and under utilization of facilities.

The Company is aggressively seeking new orders with existing and new customers. During this rebuilding process, the Company will continue to need significant amounts of operating cash. The Company has not made $1,611,000 in payments due through June 30, 1996 to its primary lending institution due to its limited cash resources. An additional $710,000 payment is due by September 30, 1996. A revised payment schedule is being discussed with the primary lending institution but no agreement has been reached as to terms. Since December 1990, the Company has received direct and indirect support from Newmax to fund operational needs. Although there is no formal commitment for continuing support, Newmax has made no indication that this support will cease. The Company will continue to make every effort to become self sufficient and profitable.

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
                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(3) Inventories
                                  June 29, 1996      June 24, 1995
                                           (in thousands)
     Finished goods                 $   793            $   667
     Work in process                     25                 61
     Raw materials and supplies          84                 86
                                    $   902            $   814
Finished goods at June 29, 1996 includes $641,000 of electronic light ballasts purchased from Tae Il for resale to distributors and lighting fixture manufacturers. The Company has the right of return for all of the ballast inventory if any remains unsold on July 1, 1997.

(4) Property, Plant and Equipment
                                                 June 29,      June 24,
      Classification                Life           1996          1995
                                                    (in thousands)
Land                                 -           $   263       $   267
Buildings and improvements        20 years         7,435         7,869
Machinery and equipment          3-8 years         4,274         8,791
Leasehold improvements
   and fixtures                 3-10 years           157           246
                                                 $12,129       $17,173
The Company conducts certain of its operations using equipment under operating leases that expire at various times over the next three years. Total rental expense was $11,000, $22,000, and $16,000 for fiscal 1996, 1995, and 1994, respectively. The total minimum rental commitments at June 29, 1996 under noncancellable operating leases are approximately $7,000.

(5)  Short-Term Debt
A revolving credit agreement was established in April 1991 for $4,000,000 with a lending institution not previously used by the Company. This credit line was renewed on November 16, 1994 and has been collateralized by a Newmax affiliate. Collateral provided by the Newmax affiliate included a letter of credit issued by a Korean bank, which has been renewed until November 19, 1996. The Company expects the letter of credit to be renewed upon maturity. Interest on the revolving credit agreement is payable at prime plus 1% (9.25% at June 29, 1996; 10% at June 24, 1995). In addition to the above, the Company borrowed funds from affiliates Gigamax Corporation ("Gigamax"), and Tae Il USA, Inc. from time to time during fiscal 1996, 1995 and 1994. These loans were unsecured at an 8% interest rate. At June 29, 1996 and June 24, 1995 the balance of these loans was $4,896,000. The average amount of short-term debt outstanding and weighted average interest rate was $4,896,000 at
8% in fiscal 1996 and 1995, and $4,699,000 at 8% in fiscal 1994. The maximum short-term debt outstanding was $4,896,000 in fiscal 1996 and 1995,and $5,011,000 in fiscal 1994, respectively. Interest expense recorded on the related party debt was $462,000 for fiscal 1996 and as a result of the interest being forgiven by related parties in the fourth quarter due to the Company's limited resources and inability to pay interest on a timely basis, this amount has been recorded as additional paid-in capital in the accompanying financial statements.
                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(6)  Long-term Debt
A summary of long-term debt follows:

                                  Annual Interest
                                  Rate at              Balance at
                                  June 29, 1996 June 29, 1996 June 24, 1995
                                                      (in thousands)

Term loan                             9.25%     $  1,611      $ 1,645
Converted revolving loan              8.25%        2,741        2,841
Debt settlement agreement             4%              11          140
      Total long-term debt                         4,363        4,626

Less: Current portion                              3,752        1,358
      Long-term debt classified
      as current                                     611        3,170

                                                 $     0      $    98

The Company entered into a $3,000,000 term loan agreement with a lending institution on November 5, 1991. This loan, which based upon a December 23, 1994 revision matured on June 30, 1996, is secured by substantially all the assets of the Company. As a condition of this loan, the Company granted a $7,000,000 mortgage to the lending institution which serves as collateral for this loan as well as for a revolving credit agreement executed with the same lending institution in May 1991. Payments were scheduled quarterly through June 30, 1996 but not paid on a timely basis. The term loan, which bears interest at prime plus 1%, has been guaranteed by the related parties Newmax Co., Ltd., Tae Il Media Co., Ltd. and Mr. K.H. Chung. The amended revolving credit agreement, which bears interest at the prime rate, requires no payment until September 1996 and then four quarterly payments to pay the loan in full by June 30, 1997. The repayment terms have been modified to decrease the payments originally scheduled for both loans and extend payment terms through June 1997.

The Company has not made the payments to its primary lending institution due to its limited cash resources. A revised payment schedule is being discussed but no agreement has been reached as to terms. The long-term portion of the related debt has been reclassified as current due to the unresolved default on payment terms.

Long-term debt maturities, based upon contractual terms, are as follows:

                  Year               Amount
                  1997          $  3,752,000
                  1998               611,000



                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(7)  Common Stock and Employee Benefits

On June 24, 1992, Dae Bang Venture Capital Co., Ltd. purchased 1,575,000 shares of common stock at $.40 per share for a total of $630,000. The proceeds were recorded as additional paid-in capital.

On December 27, 1990, Newmax purchased 10,500,000 shares of common stock at $.40 per share for a total of $4,200,000. The proceeds, net of expenses of $371,000, were recorded as additional paid-in capital.

The Company issued a warrant in connection with a lending agreement, which provided for the issuance of 1,131,165 shares of common stock at $3.00 per share exercisable to June 30, 1996. This exercise price was reduced to $.40 during fiscal 1991 upon the issuance of common stock to Newmax, in accordance with the original warrant. The warrant also included a right of first refusal to buy a proportionate amount of stock which may be issued by the Company.

Under the Stock Incentive Program, 1,525,000 shares of Common Stock were authorized for the grant of options and the issuance of awards. Under the terms of this program, options for the purchase of 50,700 shares of common stock were outstanding at June 29, 1996. Options issued under the plans generally become exercisable over a period of from six months to five years from the date of grant at a price per share not less than the fair market value on the date of the grant. Amounts received upon exercise of options in excess of par value of shares sold are credited to additional paid-in capital. At June 29, 1996, 1,122,797 shares are available for future grants under the Program.

As of June 29, 1996 and June 24, 1995 there were no outstanding restricted stock awards for shares issued under the Company's stock award plans.

Options Outstanding          Number of Shares   Option Price Per Share
June 26, 1993                   132,700           $ .22 - $2.50
  Cancelled                     (18,500)            .22 -  2.13
June 25, 1994                   114,200             .22 -  2.50
  Cancelled                     (63,500)            .22 -  1.13
June 24, 1995 and
  June 29, 1996                  50,700           $ .22 - $2.50

Options exercisable:
  June 29, 1996                  50,700           $ .22 - $2.50





                                                      (Continued)

          NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(7)  Common Stock and Employee Benefits, Continued
The Company's profit sharing plan covers all employees with six months employment with the Company. Contributions to the plan by the Company are made with its common shares. The annual contribution is determined under a formula that considers each participant's compensation for the plan year and the fair market value of the Company's common shares on the last trading day of the Company's fiscal year. The Company's 401(k) retirement savings plan allows for employee contributions through payroll deductions with optional matching contributions by the Company.

There was no Company contribution to either plan for fiscal 1994 through 1996. The plans as amended are intended to comply with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974 and are administered by trustees appointed by the Board of Directors.

(8)  Income taxes
No income tax expense or benefit was recognized for fiscal 1996, 1995 and 1994 due to losses incurred and the inability to utilize these losses for income tax purposes. At June 29, 1996, the Company has net operating loss carryforwards of approximately $20,000,000 which will expire as follows:
          Year           Amount
                     (in thousands)
          2006          $ 6,167
          2007            6,176
          2008            5,436
          2009            1,272
          2010              220
          2011              813
                        $20,084

Carryforwards from prior years have been limited due to the change in control of the Company which took place on December 24, 1990. Loss carryforwards available as of June 29, 1996 from years prior to the change in control, which are included above, are approximately $1,600,000.

Deferred tax liabilities (assets) are comprised of the following at June 29,
1996 and June 24, 1995:                       1996             1995

     Depreciation                          $  528,000      $  893,000
     Net operating loss carryforwards      (6,828,000)     (4,710,000)
     Inventory reserves                      (510,000)       (511,000)
     Allowance for bad debts                  (45,000)              -
     Other                                    (16,000)        (16,000)
                                           (7,399,000)     (5,237,000)
     Deferred tax valuation allowance       6,871,000       4,344,000
     Deferred taxes, net                   $        -      $        -

The deferred tax valuation allowance increased by $2,527,000 and $544,000 during fiscal 1996 and 1995, respectively.
                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(9)  Export Sales - Major Customers

The Company's operations consist primarily of the manufacture of recording heads. The principal products manufactured and sold are ferrite materials, recording head cores, and recording head assemblies. A recording head assembly is a significant component of a computer disk or tape memory.

Net sales of the United States operations includes export sales as follows:

                                      Asia
                                  (in thousands)
             1994                   $ 7,021
             1995                   $ 3,587
             1996                   $ 3,101

The amount and percent of sales to those customers comprising 10 percent or more of total sales are shown below.

          Products
     ($ in thousands)
                           1996          1995             1994
Major Customer 1     $ 2,763 - 67%  $ 3,287 - 86%   $ 5,825 - 81%
Major Customer 2        $543 - 13%      -      -        -      -
Major Customer 3         $40 - 1%       $15    -    $ 1,063 - 15%

(10)  Related Party Transactions

During fiscal 1995 and 1994, the Company sold equipment to Newmax for $1,281,000 and $918,000 respectively. The gain on the sale of $1,054,000 and $837,000 respectively, was recorded as additional paid-in capital and was not recognized in the consolidated statement of operations.

Inventory was sold to Newmax during fiscal 1994 totalling $2,124,000 whereby Newmax retained the right to return the goods. These transactions were not recorded as sales due to the high probability that the goods would be returned. Effective June 25, 1994 Newmax waived the right of return on $2,334,000 of merchandise previously purchased. This amount has been recorded as an increase to additional paid-in-capital and not in the statement of operations due to the related party nature of the transactions. Net sales for fiscal 1996, 1995 and 1994 included sales of goods totalling $2,763,000, $3,287,000 and $5,825,000 respectively, to Newmax of products made to specification of Newmax's customer. These products required significant additional value added before sale to the ultimate customer. During fiscal 1994, the Company purchased approximately $187,000 of other goods from Newmax in the ordinary course of business.

                                                    (Continued)


                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(10)  Related Party Transactions, Continued

Newmax owed the Company $12,000 and $63,000, respectively, at June 29, 1996 and June 24, 1995 which is included in the consolidated balance sheets under due to related parties, net.

The Company purchased equipment during 1996 at the request of an affiliated company, Tae Il Magnetics Co., Ltd. ("Magnetics"), to be sold to and used by Magnetics. The Company earned a fee of $33,000 for these services which is included in other (income) expense, net.

The Company also sold products to Tae Il Media Co., Ltd. ("Tae Il") totaling approximately $40,000, $15,000 and $1,063,000 in fiscal 1996, 1995 and 1994, respectively. Tae Il sold the Company approximately $211,000 and $562,000 of electrical light fixture ballasts during fiscal 1996 and 1995, respectively. Tae Il sold the Company approximately $500,000 of non-electronic consumer goods for resale during fiscal 1996. The Company owed
Tae Il $1,195,000 and $640,000 at June 29, 1996 and June 24 1995,
respectively. These balances have been included in the consolidated balance sheets under due to related parties, net.

Newmax has provided quarantees via a letter of credit to assist in obtaining a $4 million revolving credit agreement. Gigamax has made short-term loans averaging $4,896,000 for fiscal 1996 and 1995. Both of these are also discussed in note (5). Included in due to related parties at June 29, 1996 and June 24, 1995 is $1,370,000 and $1,268,000, respectively, due to Gigamax and Tae Il USA, Inc. for interest on short-term borrowings and other charges.

The Company was advanced $34,000 by Techmedia International Corporation ("Techmedia"), an affiliated company, during fiscal 1996 to fund operating expenses. This amount was owed to Techmedia at June 29, 1996.

Although negotiated in good faith, the impact of the above transactions on the financial statements may be significantly different than had the transactions been negotiated with unrelated parties.

(11)   Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

       (a) Cash and Cash Equivalents, Trade Receivables, Accounts Payable and Accrued Expenses
        The carrying amount of cash, trade receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

                                                              (Continued)
                 NATIONAL MICRONETICS, INC AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(11) Fair Value of Financial Instruments, Continued

       (b)  Debt
        The interest rates on the Company's short-term and long-term debt are reset according to changes in the current market (see note 6). Consequently, the carrying value of the debt approximates fair value.

(12)  Contingent Liabilities

The Company is not a party to any material legal proceedings, except that the Company has been notified it is one of many potentially responsible parties ("PRP's") for an Environmental Protection Agency ("EPA") Superfund site. A "PRP" may be jointly and severally liable for clean-up of a Superfund site, except to the extent of any settlement agreement with the Environmental Protection Agency.

The site is known as the Solvents Recovery Service of New England Superfund site and is located on Lazy Lane in Southington, Connecticut. The EPA has identified in excess of 1,600 PRP's for this site. The EPA has indicated it has incurred costs in excess of $3.35 million but has not as yet completed a remedial action plan. The EPA is not prepared at this time to estimate the total cost of remedial action. Two Non-Time Critical Removal Actions have been undertaken by the PRP's with EPA approval. The actions undertaken to date are designed to help limit further environmental damage and to obtain data to better understand the extent of damage. Additional treatment will be based upon analysis of data obtained. The Company has paid its allocated share of these costs, the amount not being significant to the financial statements of the Company.

The Company is currently unable to predict the outcome of this matter as the total cost of remedial action has not been determined and the method of allocation of liability among parties who may ultimately be found liable remains uncertain. The Company believes, however, that it is unlikely that any liability it may incur would have a significant effect on its financial statements.














               INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholders
National Micronetics, Inc.:


Under date of August 28, 1996, we reported on the consolidated balance sheets of National Micronetics, Inc. and subsidiaries as of June 29, 1996 and June 24, 1995, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the years in the three-year period ended June 29, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the index on page 24. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to report on this financial statement schedule based on the results of our audits.

The accompanying financial statement schedule has been prepared assuming that National Micronetics, Inc. and subsidiaries will continue as a going concern.
The Company has suffered recurring losses from operations and has net capital deficiencies. As a result of these recurring losses, the Company has experienced a significant deterioration in liquidity. The Company has received funding for operations from its parent, Newmax Co., Ltd., and affiliated companies in the current and prior years; however, the Company has no guarantee that this funding will continue. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to these matters are described in note 2 to the consolidated financial statements. The financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.

Because of the effects on the financial statement schedule of such adjustments, if any, as might have been required had the outcome of the uncertainty discussed in the preceding paragraph been known, we are unable to, and do not express, an opinion on the accompanying financial statement schedule for the years ended June 29, 1996, June 24, 1995 and June 25, 1994.


                                  KPMG PEAT MARWICK LLP

Albany, New York
August 28, 1996










                                                        Schedule II

                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                      Valuation and Qualifying Accounts

                    Years ended June 1996, 1995 and 1994
                               (in thousands)


                                               Accounts
                       Balance at  Charged to  written off        Balance
                       beginning   costs and   as uncollectible,  at end
Description            of period   expenses    net of recoveries  of period

Year ended June 1996:

Allowance for doubtful
 accounts receivable   $       -   $    135    $        3         $    132

Year ended June 1995:

Allowance for doubtful
 accounts receivable   $       -   $      -    $        -         $      -


Year ended June 1994:

Allowance for doubtful
 accounts receivable   $      33   $    (28)   $        5         $      -























                        Exhibits Filed Electronically


                                                                        Page


23        Consent of KPMG Peat Marwick LLP to incorporation by
          reference of its report on Financial Statements in
          Registration Statements on Form S-8 Registration Nos.
          2-81098, 2-81456, 2-89221, 2-96120, 2-96139, 33-14778
          and 33-33567.                                                  45

27        Financial Data Schedule (For electronic filing purposes only). 46







































                      Consent of Independent Auditors'


The Board of Directors
National Micronetics, Inc.:


We consent to incorporation by reference in the Registration Statement Nos. 2-81098, 2-81456, 2-89221, 2-96120, 2-96139, 33-14778 and 33-33567 on Forms
S-8 of National Micronetics, Inc. of our reports dated August 28, 1996, relating to the consolidated balance sheets as of June 29, 1996 and June 24, 1995, and the consolidated statements of operations, changes in stockholders' deficiency and cash flows and related schedule for each of the years in the three-year period ended June 29, 1996, which reports appear in the June 29, 1996 annual report on Form 10-K of National Micronetics, Inc.

Our reports dated August 28, 1996 contain explanatory paragraphs that state that the Company's recurring losses from operations, its net capital deficiencies, the deterioration in liquidity and other matters raise substantial doubt about the Company's ability to continue as a going concern.

Because of the effects on the consolidated financial statements of such adjustments, if any, as might have been required had the outcome of the uncertainty discussed in the preceding paragraph been known, we were unable to, and did not express, an opinion on the consolidated financial statements and schedule as of June 29, 1996 and June 24, 1995 and for each of the years in the three-year period ended June 29, 1996.


                                   KPMG PEAT MARWICK LLP



Albany, New York
September 20, 1996