Form 10-Q
period 1996-09-28
NATIONAL MICRONETICS INC
filed 1996-11-12
CIK 70333

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q



(MARK ONE)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
         September 28, 1996.

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

                              Yes   X      No

    As of September 28, 1996, the registrant had 22,312,524 shares of Common Stock issued and outstanding.


                           NATIONAL MICRONETICS, INC.

                                      INDEX


Part I.  Financial Information:

    Consolidated Balance Sheets - September 28, 1996
      and June 29, 1996 ...................................  3

    Consolidated Statements of Operations - Three Months
      Ended September 28, 1996, and
      September 23, 1995 ...................................  4

    Consolidated Statements of Cash Flows
     Three Months Ended September 28, 1996 and
     September 23, 1995 ...................................  5

    Notes to Consolidated Financial Statements ............  6

    Management's Discussion and Analysis of the
     Financial Condition and Results of Operations ........  7,8


Part II.  Other Information ................................  8

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                           (In Thousands)

                                            Sept. 28,     June 29,
                                              1996          1996
                                           (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents               $  398         $  464
     Trade receivables, net                      73            233
     Inventories                                751            902
     Other current assets                        65             82
          Total current assets                1,287          1,681

Property, plant and equipment, net            3,028          3,136
                                             $4,315         $4,817

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt
       and lease obligations                 $4,355         $3,752
     Long-term debt classified as current         -            611

     Short-term debt                          4,896          4,896
     Accounts payable                           414            394
     Accrued salaries and related expenses      236            212
     Other accrued expenses                     288            298
     Due to related parties, net              2,407          2,587
          Total current liabilities          12,596         12,750


Stockholders' deficit:
     Common stock $.10 par value              2,231          2,231
     Additional paid-in capital              58,805         58,805
     Accumulated deficit                    (69,317)       (68,969)
          Total stockholders'
            deficit                          (8,281)        (7,933)
                                           $  4,315       $  4,817

See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)
              (in thousands, except per share amounts)

                                   Three Months Ended
                                 Sept. 28,      Sept. 23,
                                    1996           1995

Net Sales                        $   791        $ 1,018
Cost and expenses:
 Cost of products sold               715            757
 Research, development
   and engineering                    54             60
 Selling and administration          181            177
                                     950            994

     Income (Loss) from
       operations                   (159)            24

Other deductions (income):
 Interest expense                    194            237
 Interest income                      (3)           (15)
 Other (income) expense, net          (2)           (17)

                                     189            205

     Net loss                    $  (348)       $  (181)

Net loss per common share        $ (0.02)       $ (0.01)

Average common shares
     outstanding                  22,313         22,313



See accompanying notes to consolidated financial statements.











             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (in thousands)

                                              Three Months Ended
                                              Sept. 28,  Sept. 23,

                                                 1996        1995
Cash flows from operating activities:
  Net income (loss)                             $ (348)   $  (181)
     Adjustments to reconcile net income
     (loss) to net cash provided (used) by
     operating activities:
     Depreciation and amortization                 108        153

     Retirements of property and equipment           -         94



Changes in operating assets and liabilities:
  Decrease (Increase) in trade receivables         160         40
  Decrease (Increase) in inventories               151        (23)

  Decrease (Increase) in other current assets       17         22

  Increase (Decrease) in accounts payable
    and accrued expenses                            34          1

  Increase (Decrease) in due to related parties   (180)       114


Net cash provided (used) by
  operating activities                             (58)       220

Cash flows from financing activities:
  Repayment on long-term debt and
    capitalized lease obligations                   (8)       (11)

Net cash provided (used) by
      financing activities                          (8)       (11)

Net increase (decrease) in cash and cash
  equivalents                                      (66)       209
Cash and cash equivalents at beginning
  of period                                        464        538

Cash and cash equivalents at end of period      $  398    $   747


See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 28, 1996 and the results of operations for the three month periods ended September 28, 1996 and September 23, 1995 and changes in cash flows for the three month periods then ended.

     The results of operations for the three month period ended
     September 28, 1996 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Note (1) to the Company's fiscal year 1996 financial statements which have been incorporated in form 10-K filed for the year ended June 29, 1996.

2.   Inventories consisted of the following (in thousands):

                              September 28, 1996  June 29, 1996

          Finished goods                $  631         $  793
          Work in process                   42             25
          Raw materials and supplies        78             84
                                        $  751         $  902

3. Debt payments totalling $1,611,000 due during June 1996 and previously, have not been paid and a waiver has not been obtained from the primary lending institution. As a result of a formal Demand for Payment issued by the bank, the Company has agreed to make a principal payment of $161,000 on November 15, 1996. The Company is arranging for renewal of a stand-by letter of credit as loan collateral which is due by November 19, 1996. The bank has agreed to rescind the Demand for Payment upon the occurrence of the two events noted and revised repayment terms continue to be discussed. Based upon terms, all debt payments are overdue or due within one year and have been classified as current liabilities.

4. Earnings per common share has been determined on the basis of the weighted average number of common shares outstanding during the respective quarters. At September 28, 1996 and September 23, 1995 there was no dilutive effect from common stock options or warrants.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to net sales.

                                   Three Months Ended In September

                                   Income and Expense
                                   Items as percent   Percent Change
                                       of sales         in dollars
                                        1996  1995    from 1995-1996

Net Sales                               100%  100%          (22)%

Cost of products sold                    90    74            (6)
     Gross Profit (loss)                 10    26           (71)
Research, development & engineering       7     6           (10)
Selling and administration               23    18             2
Other deductions (income)                24    20            (8)

     Net earnings (loss)                (44)% (18)%         (92)%

Sales volume has decreased 22% from the same period in the prior year. Production volume has remained at a level where it is unable to absorb significant overhead. A significant increase in volume would be required for the Company to reach breakeven for net earnings.

The Company continues to perform technical and market research on products that could be sold by the Company. Spending on research, development and engineering has decreased 10% from the same period in the prior year.

Efforts have been made to reduce selling and administration costs as much as possible while maintaining all necessary services. This cost has increased 2% from the prior year and represents 23% of net sales as a result of the historically low volume.

The consolidated balance sheet at September 28, 1996 reflects an approximate decrease of $240,000 in net working capital since fiscal year-end. This decrease is the result of many small changes none of which are individually significant. Within the components of working capital, due to related parties decreased by $180,000 as a result of payment for merchandise recently sold to customers offset by increases in interest expense on related party debt remaining unpaid.
Trade receivables decreased by $160,000 as a result of prompt payment by customers and declining sales. Inventories decreased by $151,000 due to the sale of goods in transit at year-end.


Liquidity and Capital Resources

The consolidated balance sheet at September 28, 1996 reflects an $8,000 reduction of long-term debt for the three month period. The Company is not in compliance with its lending agreements as of September 28, 1996. The Company has not made payments totalling $1,611,000 due the primary lender periodically since June 30, 1995. As a result of a formal Demand for Payment issued by the bank, the Company has agreed to make a principal payment of $161,000 on November 15, 1996. These funds will be made available from an existing certificate of deposit. The Company is arranging for renewal of a stand-by letter of credit as loan collateral which is due by November 19, 1996. The bank has agreed to rescind the Demand for Payment upon the occurrence of the two events noted. The Company continues efforts to negotiate acceptable repayment terms with the bank.

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


Dated:  November 1, 1996