Form 10-Q
period 1996-12-28
NATIONAL MICRONETICS INC
filed 1997-02-11
CIK 70333

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q



(MARK ONE)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
         December 28, 1996.

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

                              Yes   X      No

    As of December 28, 1996, the registrant had 22,312,524 shares of Common Stock issued and outstanding.


                           NATIONAL MICRONETICS, INC.

                                      INDEX


Part I.  Financial Information:

    Consolidated Balance Sheets - December 28, 1996
      and June 29, 1996 ...................................  3

    Consolidated Statements of Operations - Three Months
      and Six Months Ended December 28, 1996, and
       December 23, 1995....................................  4

    Consolidated Statements of Cash Flows
      Six months Ended December 28, 1996 and
      December 23, 1995 ...................................  5

    Notes to Consolidated Financial Statements ............  6

    Management's Discussion and Analysis of the
      Financial Condition and Results of Operations .......  7,8


Part II.  Other Information ................................  8

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                           (In Thousands)

                                            Dec. 28,       June 29,
                                              1996          1996
                                           (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents               $  168         $  464
     Trade receivables, net                       4            233
     Inventories                                751            902
     Other current assets                        99             82
          Total current assets                1,022          1,681

Property, plant and equipment, net            2,920          3,136
                                             $3,942         $4,817

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt       $4,191         $3,752
     Long-term debt classified as current         -            611

     Short-term debt                          4,896          4,896
     Accounts payable                           404            394
     Accrued salaries and related expenses      256            212
     Other accrued expenses                     220            298
     Due to related parties, net              2,525          2,587
          Total current liabilities          12,492         12,750



Stockholders' deficit:
     Common stock $.10 par value              2,231          2,231
     Additional paid-in capital              58,805         58,805
     Accumulated deficit                    (69,586)       (68,969)
          Total stockholders'
                    deficit                  (8,550)        (7,933)
                                           $  3,942       $  4,817

See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)
              (in thousands, except per share amounts)

                          Three Months Ended     Six Months Ended
                            Dec. 28, Dec. 23,    Dec. 28,  Dec. 23,
                               1996     1995        1996      1995

Net Sales                   $   692  $ 1,123     $ 1,483   $ 2,141
Cost and expenses:
 Cost of products sold          584      881       1,299     1,638
 Research, development
   and engineering               50       56         104       116
 Selling and administration     140      176         321       353
                                774    1,113       1,724     2,107
     Income (Loss) from
       operations               (82)      10        (241)       34


Other deductions (income):
 Interest expense               191      239         385       476
 Other (income) expense, net     (4)     (21)         (9)      (53)
                                187      218         376       423

    Net earnings (loss)     $  (269) $  (208)    $  (617)  $  (389)

Net earnings (loss) per
     common and common
     equivalent share       $ (0.01) $ (0.01)    $ (0.03)  $ (0.02)

Average common shares
     outstanding             22,313   22,313      22,313    22,313


See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (in thousands)

                                                Six Months Ended
                                                Dec. 28,   Dec. 23,
                                                  1996       1995
Cash flows from operating activities:
  Net income (loss)                             $ (617)   $  (389)
  Adjustments to reconcile net income
    (loss) to net cash provided (used) by
    operating activities:
     Depreciation and amortization                 216        300

     Retirements of property and equipment           -         94

  Changes in operating assets and liabilities:
   Decrease (Increase) in trade receivables        229         50
   Decrease (Increase) in inventories              151        101

   Decrease (Increase) in other current assets     (17)      (100)

   Increase (Decrease) in accounts payable
    and accrued expenses                           (24)       (40)

   Increase (Decrease) in due to related parties   (62)       262


Net cash provided (used) by
  operating activities                            (124)       278

Cash flows from financing activities:
  Purchases of equipment                             -        (12)
  Repayment on long-term debt                     (172)      (159)


Net cash provided from (used by)
  financing activities                            (172)      (171)

Net increase (decrease) in cash and cash
  equivalents                                     (296)       107
Cash and cash equivalents at beginning
  of period                                        464        538

Cash and cash equivalents at end of period     $   168    $   645


See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 28, 1996 and the results of operations for the three month periods and six month periods ended December 28, 1996 and December 23, 1995 and changes in cash flows for the six month periods then ended.

     The results of operations for the six month period ended
     December 28, 1996 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set fourth in Note (1) to the Company's fiscal year 1996 financial statements which have been incorporated in form 10-K filed for the year ended June 29, 1996.

2.   Inventories consisted of the following (in thousands):

                              December 28, 1996  June 29, 1996

          Finished goods                $  618         $  793
          Work in process                   36             25
          Raw materials and supplies        97             84
                                        $  751         $  902

3. Debt payments totalling $2,321,000 due during September 1996 and previously had not been paid to the primary lending institution.
     As a result of a formal Demand for Payment issued by the bank, the Company made a principal payment of $161,000 on November 15, 1996. The Company arranged for renewal of a stand-by letter of credit as loan collateral on November 19, 1996. The bank rescinded the Demand for Payment upon the occurrence of the two events noted. Loan agreement amendments were entered into effective November 26, 1996. The amendments will lower the interest rate by 1% and there will be no required principal payments before the November 26, 1997 maturity date. The loans can be extended through November 26, 2001 if the Company continues to obtain a new irrevocable letter of credit each year and does not default on other loan terms. Based upon terms, all debt payments are due within one year and have been classified as current liabilities.


4. Earnings per common share has been determined on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during the respective quarters.
     At December 28, 1996 and December 23, 1995 there was no dilutive effect from common stock options or warrants.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to net sales.

                                   Six Months Ended In December

                                   Income and Expense
                                   Items as percent   Percent Change
                                       of sales         in dollars
                                        1996  1995    from 1995-1996

Net Sales                               100%  100%          (31%)

Cost of products sold                    88    77           (21)
     Gross Profit (loss)                 12    23           (63)
Research, development & engineering       7     5           (10)
Selling and administration               22    16            (9)
Other deductions (income)                25    20           (11)

     Net earnings (loss)                (42)% (18)%         (59)%

Sales volume has decreased 31% from the same period in the prior year. Production volume has remained at a level where it is unable to absorb significant overhead. A significant increase in volume would be required for the Company to reach breakeven for net earnings.

The Company continues to perform technical and market research on products that could be sold by the Company. Spending on research, development and engineering has decreased 10% from the same period in the prior year.

Efforts have been made to reduce selling and administration costs as much as possible while maintaining all necessary services. Although this cost has decreased 9% compared to the prior year, it represents 22% of net sales as a result of the historically low volume.

The consolidated balance sheet at December 28, 1996 reflects a $400,000 decrease in net working capital since fiscal year-end. Within the components of working capital, cash decreased by $300,000 and trade receivables by $200,000 due to lower sales. The cash was used to repay bank debt of $161,000 and to offset continued losses.







Liquidity and Capital Resources

The consolidated balance sheet at December 28, 1996 reflects a $172,000 reduction of long-term debt for the six month period. The Company is in compliance with its lending agreements as of December 28, 1996. The Company had not made payments totalling $2,321,000 due the primary lender periodically since June 30, 1995. As a result of a formal Demand for Payment issued by the bank, the Company made a principal payment of $161,000 on November 15, 1996. The Company arranged for renewal of a stand-by letter of credit as loan collateral on November 19, 1996. The bank rescinded the Demand for Payment upon the occurrence of the two events noted. The Company has subsequently negotiated acceptable terms with the bank and entered into revised term loan and revolving credit agreements effective November 26, 1996.

The loan agreement amendments reduce the interest rate on the revolving credit from prime to prime -1% and on the term loan from prime plus 1% to prime. The revised loans require no principal payments and mature on November 26, 1997. The maturity dates can be extended to November 26, 2001 if the Company continues to obtain a new irrevocable letter of credit each year and does not default on other loan terms.

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


Dated:  February 1, 1997