Form 10-Q
period 1997-03-29
NATIONAL MICRONETICS INC
filed 1997-07-14
CIK 70333

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q



(MARK ONE)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
         March 29, 1997.

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

                              Yes   X      No

    As of March 29, 1997, the registrant had 22,312,524 shares of Common Stock issued and outstanding.


                                 Total pages 21.



                           NATIONAL MICRONETICS, INC.

                                      INDEX


Part I.  Financial Information:

    Consolidated Balance Sheets - March 29, 1997
      and June 29, 1996 ...................................  3

    Consolidated Statements of Operations - Three Months
      and Nine Months Ended March 29, 1997, and
       March 23, 1996.......................................  4

    Consolidated Statements of Cash Flows
      Nine months Ended March 29, 1997 and
      March 23, 1996.......................................  5

    Notes to Consolidated Financial Statements ............  6

    Management's Discussion and Analysis of the
      Financial Condition and Results of Operations .......  7,8


Part II.  Other Information ................................  8

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                           (In Thousands)

                                            Mar. 29,       June 29,
                                              1997          1996
                                           (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents               $   86         $  464
     Trade receivables, net                       2            233
     Inventories                                724            902
     Other current assets                       113             82
          Total current assets                  925          1,681

Property, plant and equipment, net            2,820          3,136

                                             $3,745         $4,817

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt       $4,191         $3,752
     Long-term debt classified as current         -            611

     Short-term debt                          4,896          4,896
     Accounts payable                           478            394
     Accrued salaries and related expenses      274            212
     Other accrued expenses                     224            298
     Due to related parties, net              2,493          2,587
          Total current liabilities          12,556         12,750



Stockholders' equity:
     Common stock $.10 par value              2,231          2,231
     Additional paid-in capital              58,805         58,805
     Accumulated deficit                    (69,847)       (68,969)
          Total stockholders'
            equity (deficit)                 (8,811)        (7,933)
                                            $ 3,745        $ 4,817

See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)
              (in thousands, except per share amounts)

                          Three Months Ended     Nine Months Ended
                            Mar. 29, Mar. 23,    Mar. 29,  Mar. 23,
                               1997     1996        1997      1996

Net Sales                   $   723  $   671     $ 2,206   $ 2,812
Cost and expenses:
 Cost of products sold          709      768       2,008     2,406
 Research, development
   and engineering               58       58         162       174
 Selling and administration      61      316         382       669
                                828    1,142       2,552     3,249

     Income (Loss) from
       operations              (105)    (471)       (346)     (437)


Other deductions (income):
 Interest expense               180       96         565       572
 Other (income) expense, net    (24)     (73)        (33)     (126)
                                156       23         532       446

    Net earnings (loss)     $  (261) $  (494)    $  (878)  $  (883)

Net earnings (loss) per
     common and common
     equivalent share       $ (0.01) $ (0.02)    $ (0.04)  $ (0.04)

Average common shares
     outstanding             22,313   22,313      22,313    22,313


See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (in thousands)

                                                Nine Months Ended
                                                Mar. 29,   Mar. 23,
                                                  1997       1996
Cash flows from operating activities:
  Net income (loss)                            $  (878)   $  (883)
 Adjustments to reconcile net income
     (loss) to net cash provided (used) by
     operating activities:
     Depreciation and amortization                 316        435

     Retirements of property and equipment           -         83

  Changes in operating assets and liabilities:
   Decrease (Increase) in trade receivables        231         89
   Decrease (Increase) in inventories              178         87

   Decrease (Increase) in other current assets     (31)       (54)

   Increase (Decrease) in accounts payable
    and accrued expenses                            72        (26)

   Increase (Decrease) in due to related parties   (94)       557


Net cash provided (used) by
  operating activities                            (206)       288

Cash flows from financing activities:
Repayment on long-term debt                       (172)      (247)

Net cash provided (used) by
  financing activities                            (172)      (247)

Net increase (decrease) in cash and cash
  equivalents                                     (378)        41
Cash and cash equivalents at beginning
  of period                                        464        538

Cash and cash equivalents at end of period     $    86    $   579


See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 29, 1997 and the results of operations for the three month periods and nine month periods ended March 29, 1997 and March 23, 1996 and changes in cash flows for the nine month periods then ended.

     The results of operations for the nine month period ended March 29, 1997 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set fourth in Note (1) to the Company's fiscal year 1996 financial statements which have been incorporated in form 10-K filed for the year ended June 29, 1996.

2.   Inventories consisted of the following (in thousands):

                                   March 29, 1997  June 29, 1996

          Finished goods                $  616         $  793
          Work in process                   33             25
          Raw materials and supplies        75             84
                                        $  724         $  902

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

4. Earnings per common share has been determined on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during the respective quarters. At March 29, 1997 and March 23, 1996 there was no dilutive effect from common stock options or warrants.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to net sales.
                                   Nine Months Ended In March
                                   Income and Expense
                                   Items as percent   Percent Change
                                       of sales         in dollars
                                        1997  1996    from 1996-1997
Net Sales                               100%  100%          (22%)

Cost of products sold                    91    86           (17)
     Gross Profit (loss)                  9    14           (51)
Research, development & engineering       8     6            (7)
Selling and administration               17    23           (43)
Other deductions (income)                24    16            19

     Net earnings (loss)                (40)% (31)%           1%

Sales volume has decreased 22% from the same period in the prior year. Production volume has remained at a level where it is unable to absorb significant overhead. A significant increase in volume would be required for the Company to reach breakeven for net earnings.

The Company continues to perform technical and market research on products that could be sold by the Company. Spending on research, development and engineering has decreased 7% from the same period in the prior year.

Efforts have been made to reduce selling and administration costs as much as possible while maintaining all necessary services. This cost has decreased 43% from the prior year and represents 17% of net sales as a result of the historically low volume. The prior year included very high bad debt expense whereas the current quarter includes a recovery of $72,000 of receivables previously written off.

The consolidated balance sheet at March 29, 1997 reflects an approximate decrease of $562,000 in net working capital since fiscal year-end. This decrease is primarily due to the losses for the current period. Within the components of working capital, accounts receivable decreased by $231,000 reflecting fewer sales to unrelated parties. Inventories decreased by $178,000 as the level of finished goods is being reduced. The total long-term debt decreased by $172,000 due to payments made. Cash decreased by $378,000 as a result of the above.




Liquidity and Capital Resources

The consolidated balance sheet at March 29, 1997 reflects a $172,000 reduction of total long-term debt for the nine month period. The
Company is in compliance with its amended lending agreements as of March 29, 1997.

The Company had not made payments totalling $2,231,000 due the primary lender periodically since June 30, 1995. As a result of a formal Demand for Payment issued by the bank, the Company made a principal payment of $161,000 on November 15, 1996. The Company arranged for renewal of a stand-by letter of credit as loan collateral on November 19, 1996. The bank rescinded the Demand for Payment upon the occurrence of the two events noted. The Company has subsequently negotiated acceptable terms with the bank and entered into revised term loan and revolving credit agreements effective November 26, 1996.

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



                     PART II.  OTHER INFORMATION


Item 2.  Changes in Securities

     See "Liquidity and Capital Resources" above for a discussion of amended loan agreements.


Item 6.  Exhibits and Reports on Form 8-K.







Exhibits -

Exhibit No. Description                                         Page

4.1         Amended Term Note dated November 26, 1996 in the     10
            maximum principal amount of $1,450,000 payable by the Company to Shinhan Bank New York Branch.

4.2         First Amendment to Term Loan Agreement between the   13
            Company and Shinhan Bank New York Branch dated
            November 26, 1996.

4.3         Amended Revolving Credit Note dated November 19,     16
            1996 in the principal amount of $2,741,000 payable by the Company to Shinhan Bank New York Branch.

4.4         Second Amendment to Revolving Credit Agreement       19
            between the Company and Shinhan Bank New York Branch dated November 19, 1996.

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


                                     NATIONAL MICRONETICS, INC.



                                By

                                     Dr. Yoon H. Choo
                                     President, Chief
                                     Executive Officer
                                     and Treasurer
                                     (Principal Financial
                                     Officer)


Dated:  May 1, 1997





                                                    Exhibit 4.1
                           AMENDED TERM NOTE
                          NOTICE TO BORROWER:

                   THIS DOCUMENT CONTAINS PROVISIONS
                     FOR A VARIABLE INTEREST RATE

                                      $1,450,000Date: November 26, 1996

       1. For value received, undersigned promises to pay to the order of Shinhan Bank New York Branch ("Bank") at its banking offices in New York the principal amount of One Million Four Hundred Fifty Thousand ($1,450,000) Dollars with interest from the date hereof on the unpaid principal balance at the rate per annum equal to the rate of interest publicly announced by Citibank, N.A., in New York, New York from time to time as its prime rate (the "Initial Interest Rate"), payable in interest payments only commencing on December 1, 1996 and continuing on the first day of each and every month thereafter until November 26, 1997 when the entire unpaid principal balance, together with accrued interest on this Note shall become due and payable.

       Each payment shall be credited first on interest then due and the remainder on principal; and interest thereupon ceases upon the principal so credited.

       2. Variable rate; standard. The undersigned agrees that the Initial Interest Rate shall be increased and decreased from time to time in accordance with increases and decreases in the prime rate of Citibank, N.A., in New York (the "Standard"). Any change in such interest rate shall be effective on the date a change in such rate occurs. Subject to the following provisions, the increases and decreases shall be effected in such manner as to maintain the same margin above or below the Initial Interest Rate as the last published Standard is above or below the last published standard on the date of this Note.

       (a) Decreases. Decreases in the interest rate shall be mandatory and increases shall be optional with the Bank, but the fact that the Bank may not have invoked a permissible increase, in whole or in part, shall not be deemed a waiver of the Bank's right to invoke such increase at any time thereafter within the limits herein provided.

       (b) Notices. Notices of any change in interest rate or amount of the monthly installment shall be deemed given by the Bank when deposited in the United States mail, postage prepaid, addressed to the Borrower as its name and address appears on the Bank's records at the time of giving notice.



       (c) Usury Ceiling. The rate of this note will never exceed the maximum rate which is permitted by law. But, if maximum rate permitted by law should change, the rate of this note will change without notice to undersigned, on the same day that the maximum rate permitted by law changes. Interest after maturity or demand shall be at a rate per annum equal to 2% above that rate charged on the date of such maturity or demand. When undersigned is a corporation, interest shall be calculated on the basis of a 360-day year for actual days elapsed.
       3.   Standard.  The last published standard on the date of this
Note is 8.25%.

       4. Mortgage. This Note is secured by a Mortgage made by the undersigned to the Bank on property located at 71 Smith Avenue, Kingston, New York.

       5. Default. Upon the occurrence, with respect to the undersigned, or of any of the following: default in payment of this Note or any other obligation of any nature or description to Bank including a default under the Loan Agreement, General Loan and Security Agreement, Revolving Credit Note or Revolving Credit Agreement between the Bank and the undersigned. (this note and such other obligations of undersigned and/or Guarantor, hereinafter, "Obligations"); calling a meeting of creditors; the filing of a voluntary or involuntary petition for an order of relief under the Bankruptcy Code; the filing for relief under any state or Federal insolvency statute; the appointment of a custodian, trustee, assignee or receiver to take possession of any property; the taking of possession of any property thereof by a custodian, receiver or trustee; generally failing to pay when due any obligations to others; insolvency; entry of judgment against any of them; failure to pay or remit any tax when assessed or due; death; dissolution; making or sending notice of intended bulk transfer; suspension or liquidation of usual business; failing to furnish financial information or to permit inspection of books or records; making any misrepresentation to Bank in obtaining credit; or, in Bank's opinion, impairment of financial responsibility of any of them; then, Obligations shall be due and payable immediately without notice or demand. Bank shall have a continuing lien and/or right of set-off on deposits (general and special) and credits with Bank of undersigned and guarantor, and may apply all or part of same to Obligations (whether contingent or unmatured), at any time or times, without notice. Bank shall have a continuing lien on all property of undersigned and guarantor and the proceeds thereof held or received by or for Bank for any purpose. Any notice of disposition of property shall be deemed reasonable if mailed at least 5 days before such disposition to the last address of undersigned or guarantor on Bank's records.
Undersigned agrees that if an attorney is used to enforce Obligations, reasonable attorneys fees and expenses shall be payable by each of them against whom Obligations or rights hereunder are enforced or declared.

Bank and undersigned and guarantor, in any litigation (whether or not relating to Obligations) in which Bank and any of them shall be adverse parties, waive trial by jury, and, undersigned and guarantor waives the rights to interpose any set-off or counterclaim of any nature or description. Time for payment extended by law shall be included in the computation of interest. This note shall be governed by and construed in accordance with the laws of New York State.

       6. Prepayment. This Note may be prepaid in whole or in part without penalty at any time.



                           NATIONAL MICRONETICS, INC.


                           By:          Hee Hwan Lee
                                Name:   Hee Hwan Lee
                               Title:   Vice President





























                                                           Exhibit 4.2
                          FIRST AMENDMENT
                                  TO
                          TERM LOAN AGREEMENT


  First Amendment, dated as of November 26, 1996, to the Term Loan Agreement (the "Loan Agreement"), dated as of November 5, 1991, by and between National Micronetics, Inc., (the "Borrower"), a Delaware corporation, and Shinhan Bank New York Branch, a banking corporation organized under the laws of Korea and licensed to operate a branch under the laws of New York (the "Bank").

                           R E C I T A L S :

  A. Pursuant to the Loan Agreement the Bank loaned the Borrower the principal amount of $3,000,000 as a term loan. The term loan is evidenced by a Promissory Note, dated November 5, 1991 (the "Term Note") issued by the Borrower to the Bank. The principal amount outstanding under the Term Note as of the date of this First Amendment is $1,450,000. The Term Note is secured by a Mortgage, dated November 5, 1991 (the "Mortgage") in the amount of $7,000,000 against real property and improvements thereon located at 71 Smith Avenue, Kingston, New York.

  B. Pursuant to a Revolving Credit Agreement, dated May 10, 1991, Borrower borrowed $4,000,000 from the Bank. The revolving credit loan is evidenced by a promissory note, dated May 10, 1991 (the "Revolving Credit Note"), in the amount of $4,000,000 issued by the Borrower to the Bank. The principal amount outstanding under the Revolving Credit Note as of the date of this First Amendment is $2,741,000

  C. The Borrower has requested the Bank to extend the maturity date of payment of principal and reduce the rate of interest. The Bank has agreed to these changes provided the Borrower complies with the terms of this First Amendment.

  NOW, THEREFORE, the Loan Agreement is hereby amended as follows:

  Section 1. Section 1.03 of the Loan Agreement is amended to provide that the principal amount outstanding as of the date of this First Amendment shall be due and payable, together with accrued interest thereon, on November 26, 1997 (the "Maturity Date"). The Bank will extend the Maturity Date for four (4) additional one year periods if and only if each and every one of the following conditions is satisfied as of the date one day prior to the Maturity Date in each year.

i) Borrower shall not be in default in the payment of any financial obligation to the Bank, whether such obligation arises out of the Revolving Credit Agreement, the Loan Agreement, the Term Note, the Revolving Credit Note, or otherwise. As used in this sub-section (i), a default shall exist notwithstanding the existence of any un-expired curing period under any document or agreement.

(ii) No other event of default shall exist under the Revolving Credit Agreement, Loan Agreement, Term Note, Revolving Credit Note or Mortgage. As used in the sub-section (i), a default shall exist notwithstanding the existence of any unexpired curing period under the document or agreement.

(iii) Bank shall have received an irrevocable stand-by letter of credit in its favor, with an expiry date of November 19, 1997 which shall secure the payment of principal and interest in the amount of $2,789,000 due to Bank under the Revolving Credit Agreement and Revolving Credit Note. This letter of credit shall provide that the Bank may draw down the entire amount of the credit in the event Borrower fails to make the principal payment required to be made under the Revolving Credit Agreement and Revolving Credit Note.

(iv) In each subsequent year, Bank shall have received a new irrevocable letter of credit in the same amount, or a lesser amount if any principal payments have been made by Borrower, and substantially the same terms so that throughout the period of any extension of the Maturity Date, the Revolving Credit Note shall always be secured by an irrevocable letter of credit in favor of Bank for the amount of outstanding principal and interest to the Maturity Date.

  Section 2. Section 1.04 of the Loan Agreement is hereby amended by reducing the rate of interest payable by the Borrower to the rate per annum equal to the rate of interest publicly announced from time to time by Citibank, N.A. as its Prime Rate.

  Section 3. As partial consideration for the extension of the Maturity Date and reduction in the rate of interest described herein, Borrower shall execute and deliver to Bank a certificate as to no defaults and other matters in form and substance satisfactory to Bank's legal counsel.

  Section 4. This First Amendment to the Loan Agreement is expressly made supplemental to and part of the Loan Agreement. Except to the extent modified by the First Amendment, all of the terms and conditions and provisions of the Loan Agreement shall be and remain in full force and effect.
  Section 5. Borrower agrees to pay on demand all of the Bank's fees, costs and expenses, out-of-pocket expenses and other disbursements of counsel to the Bank in connection with the negotiation, execution and amendment to the Loan Agreement and related documents.

  IN WITNESS WHEREOF, the Bank and the Borrower have caused this First Amendment to be executed in their respective names by their duly authorized officers and all as of the date first above written.

                      NATIONAL MICRONETICS, INC.


                      By:       Hee Hwan Lee

                      Name:     Hee Hwan Lee
                      Title:    Vice President

                      SHINHAN BANK NEW YORK BRANCH


                      By:       Bae Rok Oh
                      Name:     Bae Rok Oh
                      Title:    Loan Officer


























                                                           Exhibit 4.3
                  AMENDED REVOLVING CREDIT NOTE

                       NOTICE TO BORROWER:

                   THIS DOCUMENT CONTAINS PROVISIONS
                     FOR A VARIABLE INTEREST RATE

                                      $2,741,000Date: November 19, 1996

       1. For value received, undersigned promises to pay to the order of Shinhan Bank New York Branch ("Bank") at its banking offices in New York the principal amount of Two Million Seven Hundred Forty One Thousand ($2,741,000) Dollars with interest from the date hereof on the unpaid principal balance at the rate per annum equal to one percentage point below the rate of interest publicly announced by Citibank, N.A., in New York, New York from time to time as its prime rate (the "Initial Interest Rate"), payable in interest payments only commencing on December 1, 1996 and continuing on the first day of each and every month thereafter until November 18, 1997 when the entire unpaid principal balance, together with accrued interest on this Note shall become due and payable.

       Each payment shall be credited first on interest then due and the remainder on principal; and interest thereupon ceases upon the principal so credited.

       2. Variable rate; standard. The undersigned agrees that the Initial Interest Rate shall be increased and decreased from time to time in accordance with increases and decreases in the prime rate of Citibank, N.A., in New York (the "Standard"). Any change in such interest rate shall be effective on the date a change in such rate occurs. Subject to the following provisions, the increases and decreases shall be effected in such manner as to maintain the same margin above or below the Initial Interest Rate as the last published Standard is above or below the last published standard on the date of this Note.

       (a) Decreases. Decreases in the interest rate shall be mandatory and increases shall be optional with the Bank, but the fact that the Bank may not have invoked a permissible increase, in whole or in part, shall not be deemed a waiver of the Bank's right to invoke such increase at any time thereafter within the limits herein provided.

       (b) Notices. Notices of any change in interest rate or amount of the monthly installment shall be deemed given by the Bank when deposited in the United States mail, postage prepaid, addressed to the Borrower as its name and address appears on the Bank's records at the time of giving notice.

       (c) Usury Ceiling. The rate of this note will never exceed the maximum rate which is permitted by law. But, if maximum rate permitted by law should change, the rate of this note will change without notice to undersigned, on the same day that the maximum rate permitted by law changes. Interest after maturity or demand shall be at a rate per annum equal to 2% above that rate charged on the date of such maturity or demand. When undersigned is a corporation, interest shall be calculated on the basis of a 360-day year for actual days elapsed.

       3.   Standard.  The last published standard on the date of this
Note is 8.25%.

       4. Letter of Credit. This Note is secured by an irrevocable letter of credit in favor of Bank in the amount of $2,789,000 with an expiry date November 19, 1997.

       5. Default. Upon the occurrence, with respect to the undersigned, or of any of the following: default in payment of this Note or any other obligation of any nature or description to Bank including a default under the Loan Agreement, General Loan and Security Agreement, Revolving Credit Note or Revolving Credit Agreement between the Bank and the undersigned. (this note and such other obligations of undersigned and/or Guarantor, hereinafter, "Obligations"); calling a meeting of creditors; the filing of a voluntary or involuntary petition for an order of relief under the Bankruptcy Code; the filing for relief under any state or Federal insolvency statute; the appointment of a custodian, trustee, assignee or receiver to take possession of any property; the taking of possession of any property thereof by a custodian, receiver or trustee; generally failing to pay when due any obligations to others; insolvency; entry of judgment against any of them; failure to pay or remit any tax when assessed or due; death; dissolution; making or sending notice of intended bulk transfer; suspension or liquidation of usual business; failing to furnish financial information or to permit inspection of books or records; making any misrepresentation to Bank in obtaining credit; or, in Bank's opinion, impairment of financial responsibility of any of them; then, Obligations shall be due and payable immediately without notice or demand. Bank shall have a continuing lien and/or right of set-off on deposits (general and special) and credits with Bank of undersigned and guarantor, and may apply all or part of same to Obligations (whether contingent or unmatured), at any time or times, without notice. Bank shall have a continuing lien on all property of undersigned and guarantor and the proceeds thereof held or received by or for Bank for any purpose. Any notice of disposition of property shall be deemed reasonable if mailed at least 5 days before such disposition to the last address of undersigned or guarantor on Bank's records.


Undersigned agrees that if an attorney is used to enforce Obligations, reasonable attorneys fees and expenses shall be payable by each of them against whom Obligations or rights hereunder are enforced or declared. Bank and undersigned and guarantor, in any litigation (whether or not relating to Obligations) in which Bank and any of them shall be adverse parties, waive trial by jury, and, undersigned and guarantor waives the rights to interpose any set-off or counterclaim of any nature or description. Time for payment extended by law shall be included in the computation of interest. This note shall be governed by and construed in accordance with the laws of New York State.

       6. Prepayment. This Note may be prepaid in whole or in part without penalty at any time.


                NATIONAL MICRONETICS, INC.

                By:     Hee Hwan Lee
                Name:   Hee Hwan Lee
                Title:  Vice President




























                                                           Exhibit 4.4
                           SECOND AMENDMENT
                                  TO
                      REVOLVING CREDIT AGREEMENT


  Second Amendment, dated as of November 19, 1996, to the Revolving Credit Agreement (the "Revolving Credit Agreement"), dated as of May 10, 1991, by and between National Micronetics, Inc., (the "Borrower"), a Delaware corporation, and Shinhan Bank New York Branch, a banking corporation organized under the laws of Korea and licensed to operate a branch under the laws of New York (the "Bank").

                           R E C I T A L S :

  A. Pursuant to the Revolving Credit Agreement, Borrower borrowed $4,000,000 from the Bank (the "Revolving Credit Loan"). The Revolving Credit Loan is evidenced by a promissory note, dated May 10, 1991, in the amount of $4,000,000 (the "Revolving Credit Note"). The outstanding principal balance under the Revolving Credit Note as of the date of this Second Amendment is $2,741,000.

  B. Pursuant to a Term Loan Agreement dated November 5, 1991 (the "Term Loan Agreement") the Bank loaned the Borrower the principal amount of $3,000,000 as a term loan. The term loan is evidenced by a Promissory Note, dated November 5, 1991 (the "Term Note"). The principal amount outstanding under the Term Note as of the date of this Second Amendment is $1,450,000. The Term Note is secured by a Mortgage, dated November 5, 1991 (the "Mortgage") in the amount of $7,000,000 against real property and improvements thereon located at 71 Smith Avenue, Kingston, New York.

  C. The Borrower has requested the Bank to extend the maturity date of payment of principal and reduce the rate of interest. The Bank has agreed to these changes provided the Borrower complies with the terms of this Second Amendment.

  NOW, THEREFORE, the Revolving Credit Agreement is hereby amended as follows:

  Section 1. Section 1.04 of the Revolving Credit Agreement is amended to provide that the principal amount outstanding as of the date of this Second Amendment shall be due and payable, together with accrued interest thereon, on November 18, 1997 (the "Maturity Date"). The Bank will extend the Maturity Date for four (4) additional one year periods if and only if each and every one of the following conditions is satisfied as of the date one day prior to the Maturity Date in each year.


(i) Borrower shall not be in default in the payment of any financial obligation to the Bank, whether such obligation arises out of the Revolving Credit Agreement, the Term Loan Agreement, the Term Note, the Revolving Credit Note, or otherwise. As used in this sub-section (i), a default shall exist notwithstanding the existence of any un-expired curing period under any document or agreement.

(ii) No other event of default shall exist under the Revolving Credit Agreement, Term Loan Agreement, Term Note, Revolving Credit Note or Mortgage. As used in the sub-section (i), a default shall exist notwithstanding the existence of any unexpired curing period under the document or agreement.

(iii) Bank shall have received an irrevocable stand-by letter of credit in its favor, with an expiry date of November 19, 1997 which shall secure the payment of principal and interest in the amount of $2,789,000 due to Bank under the Revolving Credit Agreement and Revolving Credit Note. This letter of credit shall provide that the Bank may draw down the entire amount of the credit in the event Borrower fails to make the principal payment required to be made under the Revolving Credit Agreement and Revolving Credit Note.

(iv) In each subsequent year, Bank shall have received a new irrevocable letter of credit in the same amount, or a lesser amount if any principal payments have been made by Borrower, and substantially the same terms so that throughout the period of any extension of the Maturity Date, the Revolving Credit Note shall always be secured by an irrevocable letter of credit in favor of Bank for the amount of outstanding principal and interest to the Maturity Date.

  Section 2. Section 1.04 of the Revolving Credit Agreement is hereby amended by reducing the rate of interest payable by the Borrower to the rate per annum equal to one percentage point below the rate of interest publicly announced from time to time by Citibank, N.A. as its Prime Rate.

  Section 3. As partial consideration for the extension of the Maturity Date and reduction in the rate of interest described herein, Borrower shall execute and deliver to Bank a certificate as to no defaults and other matters in form and substance satisfactory to Bank's legal counsel.





  Section 4. This Second Amendment to the Revolving Credit Agreement is expressly made supplemental to and part ofthe Revolving Credit Agreement. Except to the extent modified by the First Amendment and this Second Amendment, all of the terms and conditions and provisions of the Revolving Credit Agreement shall be and remain in full force and effect.
  Section 5. Borrower agrees to pay on demand all of the Bank's fees, costs and expenses, out-of-pocket expenses and other disbursements of counsel to the Bank in connection with the negotiation, execution and amendment to the Revolving Credit Agreement and related documents.

  IN WITNESS WHEREOF, the Bank and the Borrower have caused this Second Amendment to be executed in their respective names by their duly authorized officers and all as of the date first above written.

  NATIONAL MICRONETICS, INC.

  By:         Hee Hwan Lee
        Name: Hee Hwan Lee
       Title: Vice President

  SHINHAN BANK NEW YORK BRANCH


  By:         Bae Rok Oh
        Name: Bae Rok Oh
       Title: Loan Officer