Form 10-K
period 1997-06-28
NATIONAL MICRONETICS INC
filed 1997-09-26
CIK 70333

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549
                                  FORM 10-K
(MARK ONE)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 28, 1997.
                OR
  [   ]    Transition Report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934.

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

The aggregate market value of the Common Stock held by non-affiliates as of September 5, 1997 was $20,000. For purposes of determining this number all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of September 5, 1997, the registrant had 22,312,524 shares of Common Stock issued and outstanding.

Index to Exhibits is on sequential page No. 21.  Total pages 50.
                                   PART I
Item 1. Business
National Micronetics, Inc. (the "Company") was originally incorporated in 1969 in New York and reincorporated in Delaware in 1982. On December 24, 1990, Newmax Co., Ltd. ("Newmax") acquired a controlling interest (50.9%) in the Company through the purchase of common stock. Newmax, a Korean corporation, is affiliated with Tae Il Media Co., Ltd. ("Tae Il") which is a significant customer of the Company. The Company historically had operated exclusively in the magnetic recording head industry.

In reliance primarily upon assembly facilities owned and operated by its parent company, Newmax, sales revenue attributable to its parent companies and debt financing supplied or guaranteed by its parent companies or its affiliated companies since May 10, 1991, the Company is principally an integrated manufacturer of magnetic recording heads primarily for computer disk drives. The Company is currently installing a sealed lead acid battery manufacturing line as well as performing pilot projects concerning ferrite bars, cores and recording head assemblies. The battery manufacturing line is expected to be operational in January 1998 using equipment leased from a related party.

The Company has begun the distribution and sale of other products. Some, such as electrical light fixture ballasts and tee shirts, are imported and outside its previous markets. The Company is dependent upon other manufacturers and vendors for production and assembly work.


Sales and Customers
The Company's computer products are sold to original equipment manufacturers.
Because product life cycles for computer products are relatively short, sales in one period are not necessarily indicative of future sales. At any given time, the Company is likely to be dependent on sales of specific computer products to specific customers. Please refer to note 9 to the consolidated financial statements on page 41 for an analysis of export sales of computer products, exports of which comprised 94% of net sales in fiscal 1997.

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

In fiscal 1997, one customer, Newmax, accounted for 93% of net sales on a consolidated basis. Victas, Inc., accounted for 13% of net sales in fiscal 1996. Newmax operates in South Korea and has recently been subject to business disruptions caused by political unrest and banking changes. Also, the strained relationship between South Korea and North Korea is a continuing concern. See footnote 9 on page 41 for a summary of major customers and footnote 10 to the consolidated financial statements on pages 41 and 42 for a discussion of related party transactions.

Backlog
A comparison of backlog at fiscal year-end is shown below:
      June 28, 1997          June 29, 1996
        $   35   (in thousands)  $  878
Backlog (primarily Newmax orders at June 28, 1997) includes only those orders for which a delivery schedule has been specified by the customer, although such orders may be subject to cancellation or modification by the customer without significant penalty. Sales fluctuations are not seasonal and often are not anticipated. As of September 19, 1997, all backlog orders had been completed and there were no new orders.

Competition
The Company's principal market has been supplying recording heads primarily for computer disk drives. Newmax, Tae Il and their related entities (see
Item 10, under the caption Relationships and Beneficial Interests) are larger and better capitalized than the Company, which has become almost entirely dependent upon them for working capital, assembly facilities, personnel, sales revenue and for bank loan financing. Physical proximity to customers does not significantly affect competition for computer components due to low shipping costs for this small and light product. Competition is principally in the areas of price, quality and product performance.

The Company has recently begun plant modifications necessary to enter a new, unrelated market - sealed lead acid batteries - which is highly competitive. The Company has not yet ascertained whether there are other markets in which it will actively compete for significant market share.

Research, Development and Engineering
During fiscal years 1997 and 1996 the Company spent approximately $209,000 and $231,000, respectively, in connection with continuing engineering and product development of computer related products. Research and engineering efforts during this period had been directed toward the enhancement of its floppy disk drive and tape drive recording head products. For the past several years there has been substantial direct support from Newmax and Tae Il of manufacturing operations and current product lines.

The Company is currently performing technical and market research on products that could be sold by the Company. Many of these products are outside the Company's previous markets and many would be manufactured for the Company by contractors or vendors.

Employees
At June 28, 1997 the Company actively employed 39 persons. Subsequent to year end, the Company temporarily reduced the workforce by 27 employees pending new production orders.

Environmental Compliance
The material effects that compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment upon the future capital expenditures or earnings of the Company are described in Item 3, Legal Proceedings.
Item 2. Properties
The Company's corporate offices are located at 71 Smith Avenue, Kingston, New York, 12401. The Company's operations are conducted from 83,000 square feet of facilities located in Kingston, New York, owned by the Company, and mortgaged to an institutional lender. At this time, approximately 60% of available space is being set-up for the battery line and the remaining 40% is utilized for computer related products. Other products do not require significant space at this time. It is anticipated that new equipment for battery production will be leased from a related party at fair market value when and if production orders are obtained. In addition to the above, the Company sold a 5,400 square foot building on September 7, 1995, a 5,000 square foot building on August 22, 1997 and vacant buildings totalling 37,000 square feet remain available for sale.

The Company believes that its facilities and the equipment located therein are in good working condition and are adequate and sufficient for the current
conduct of its business.    The Company has inadequate cash flow at this time
to satisfy the notes secured by the mortgage when they mature in November 1997. The Company anticipates that the parent company will renew the letter of credit in November of 1997 as it has in past years, allowing the Company to extend the maturing notes for another year. The Company has sold or disposed of idle and obsolete equipment and could not return to the production volumes of previous years without significant changes in operations or use of subcontractors. The Company is dependent upon its parent companies for contract production assembly facilities. See Item 1 above and note 2 to the consolidated financial statements on page 36 for a discussion of efforts to overcome under utilization of facilities.

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

The EPA has indicated it has incurred costs in excess of $3.35 million but has not as yet completed a remedial action plan. The EPA is not prepared at this time to estimate the total cost of remedial action. Two Non-Time Critical Removal Actions have been undertaken by the PRP's with EPA approval.
The actions undertaken to date are designed to help limit further environmental damage and to obtain data to better understand the extent of
damage.   Additional treatment will be based upon analysis of data obtained.
The Company has paid its allocated share of these costs, the amount not being significant to the financial statements of the Company.
The Company is currently unable to predict the outcome of this matter as the total cost of remedial action has not been determined and the method of allocation of liability among all parties who may ultimately be found liable remains uncertain.

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

         Fiscal Year (ending in June)    High           Low

     1997
      First Quarter                   $  .001      $   .001
      Second Quarter                     .005          .001
      Third Quarter                      .01           .001
      Fourth Quarter                     .005          .002
     1996
      First Quarter                       N/A           N/A
      Second Quarter                     .01           .01
      Third Quarter                       N/A           N/A
      Fourth Quarter                     .001          .001

(b). Approximate Number of Equity Security Holders

The approximate number of holders of record of the Company's common stock as of August 31, 1997 was 2,500.

(c). Dividends

The Company has not paid any cash dividends on its Common Stock. Due in part to the working capital deficiency of $11,431,000 and the stockholders' deficiency of $8,655,000 as of June 28, 1997, the Company does not anticipate paying dividends for the foreseeable future.




Item 6. Selected Financial Data

                 Selected Consolidated Statement of Operations Data
                    (in thousands, except per share amounts)

                                     Year Ended In June
                              1997      1996    1995     1994      1993
Net sales                   $ 2,682  $ 4,151  $ 3,822  $ 7,227  $12,664
Cost of products sold         2,556    3,605    3,849    7,777   15,287
Gross profit (loss)             126      546      (27)    (550)  (2,623)
Research, development
 and engineering expense        209      231      259      481      887
Selling and administration
 expense                        489      849      712      816      849
Loss before income taxes     (1,267)  (1,336)  (1 599)  (2,699)  (5,083)
Net loss                     (1,267)  (1,336)  (1 599)  (2,699)  (5,083)
Net loss per common share   $ (0.06) $ (0.06)  $(0.07) $ (0.12) $ (0.23)
Weighted average shares
 outstanding                 22,313   22,313   22,313   22,313   22,313
   Cash dividends                    -        -        -        -        -

               Selected Consolidated Balance Sheet Data
                               (in thousands)

                                   Year Ended in June
                              1997      1996      1995      1994     1993
Working capital
   deficiency             $(11,431) $(11,069) $(10,806) $(11,267) $(12,846)
Total assets                 2,977     4,817     5,400     5,449     6,819
Long-term debt and lease
 obligations, including
 current portion             4,191     4,363     4,626     4,494     5,408
Stockholders' deficiency    (8,655)   (7,933)   (7,059)   (6,514)   (6,986)

The reasons for the significant changes in net sales and gross profit margin, the significant net losses and the decline in assets are discussed at Item
7, Management's Discussion and Analysis of Financial Condition, and Results of Operations. The reasons that enable the Company to operate with a working capital deficiency are discussed on page 10 under the caption Liquidity and Capital Resources.












Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company sold Maxtor stock it acquired as a result of the Miniscribe bankruptcy for $1,089,000 in late August and early September 1992 pursuant to a registration statement filed by Maxtor. The gain on the sale of $400,000 was recorded in other income during the first quarter of fiscal 1993. The improved sales trend established during fiscal 1992 continued through the first half of fiscal 1993. Sales began to decline during the third quarter of fiscal 1993 as the demand for MIG products with a single sputtered surface declined. The Company continued to sell significant quantities of established products as it intensified efforts to develop a double MIG product. The Company qualified a double MIG product with one customer. The Company continued efforts to qualify double MIG products with additional customers.

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

Fiscal 1997 has sales of non-ferrite products to unrelated parties only in the first quarter. The vast majority of sales for the year were unfinished floppy disc recording head products sold to related parties (Newmax). The gross profit margin remained positive for the second year in a row even though sales declined by 35%. By the fourth quarter, sales declined significantly and most employees were working a reduced number of hours at reduced pay. Significant effort was devoted to consolidating remaining operations to a reduced square footage to make room for a new product line to be operational in fiscal 1998.
Current levels of production are low by historic standards for the Company. The Company recognizes it must significantly increase production to absorb the engineering and other overhead of its products. Further increases in production are dependent upon developing a new product line, receiving larger orders from current customers and cooperation of parent companies or independent contractors. Due to the "customer specific" nature of the Company's products and qualification procedures, these increases require time and patience to materialize.

                      Fiscal Year Ended June 28, 1997 ("1997")
Compared to
                      Fiscal Year Ended June 29, 1996 ("1996")

Net Sales.
The Company's net sales decreased by $1,469,000 or 35%, from 1996. The decrease is due to a decline in sales of tee-shirts of $400,000, a decline in sales to Newmax of $276,000 and a decline in sales of ferrite products to other customers of $793,000.

Gross Profit.
Gross profit, as a percentage of sales, declined from 13% in 1996 to 5% in 1997. This decline in performance is due to the significant decline in sales combined with the inability to further reduce significant overhead items such as electricity, real estate taxes, and etc.

Research, Development and Engineering.
Research, development and engineering ("R&D"), as a percentage of sales, increased from 6% in 1996 to 8% in 1997. This is due to a reduction in sales, but a constant level of development and engineering support.

Selling and Administration.
Selling and administration expenses ("S&A"), as a percent of sales, decreased from 20% in 1996 to 18% in 1997. The decline in S&A as a percent of sales is due to significant bad debt recoveries in 1997, and a reduction in marketing staff and expenses for new products.

Interest Expense.
Interest expense decreased by $125,000 or 14% from 1996 to 1997. This is due to a reduction in interest expense on related party debt of $70,000 based upon a revised method of calculation and a reduction in bank interest of $55,000 primarily due to a negotiated rate decrease of 1% during November 1996.

Total Assets.
Total assets declined by $1,840,000 or 38% from 1996 to 1997. This is primarily due to a reduction in inventories and accounts receivable resulting from declining sales. It is also due to a lower cash position due to continuing losses.




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

Research, Development and Engineering.

Research, development and engineering ("R & D"), as a percentage of sales, decreased from 7% in 1995 to 6% in 1996. The decrease is primarily due to tee-shirt sales, which require no R & D activity, and a reduction in facility overhead charged to the R & D department. Reduced R & D spending over time, due in part to cash flow constraints, has led to reduced sales.

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







Liquidity and Capital Resources
The Company entered into an agreement with a lending institution on May 10, 1991. On April 30, 1992 this loan was converted from a $4,000,000 one year renewable loan to a loan with a fixed repayment plan. On November 19, 1996 the lending institution agreed to a modification of repayment terms resulting in payment due November 18, 1997. The balance remaining unpaid on this loan is $2,741,000 as of June 28, 1997 and June 29, 1996. Collateral provided by a Newmax affiliate (guarantor) included a letter of credit issued by a Korean bank. The current letter of credit for $2,789,000 expires November 19, 1997 and must be replaced at that time. The Company expects the letter of credit to be renewed upon maturity. If the letter of credit is not renewed, the Company would attempt to obtain additional direct or indirect financing from its parent companies and affiliates. The Company entered into a $3,000,000 term loan agreement with the same lending institution on November 5, 1991.
On November 26, 1996 the lending institution agreed to a modification of repayment terms resulting in no principal payments due until the November 26, 1997 maturity. The balance remaining unpaid on this loan is $1,450,000 and $1,611,000 as of June 28, 1997 and June 29, 1996, respectively. Monthly interest payments have been made within 90 days of their respective due dates.

The term loan and the May 1991 revolving credit loan are secured by substantially all the assets of the Company, including a $7,000,000 first mortgage on the facilities of the Company in Kingston, New York. The term loan has been guaranteed by the related parties Newmax, Co., Ltd., Tae Il Media Co., Ltd. and Mr. K.H. Chung. The maturity dates can be extended to November 18, 2001 if the Company continues to obtain a new irrevocable letter of credit each year and does not default on other loan terms.

Working capital consists of very little current assets as inventory and orders for older products were very low at year-end. Current assets will remain very low until battery production commences or orders are obtained for other products. It is anticipated that related party assistance will be obtained in financing working capital needs for inventory and accounts receivable when and if orders for new products are obtained.

The Company had commitments for capital expenditures of $145,000 as of June 28, 1997. Depreciation has exceeded capital expenditures by at least $300,000 per year for the last three years. Required repayments of long-term debt for fiscal 1998 are $4,191,000, unless a new letter of credit is obtained. The repayment terms with the primary lending institution have been modified to allow for year to year renewal until November 26, 2001 if a new letter of credit is obtained each year and other basic requirements of the lending agreement are met. The primary lending institution has not issued any notices of default or acceleration or initiated any legal action against the Company.






The Company is hopeful that funds generated by operations and received from Newmax will be adequate to fund production, new product development, debt service and other operational needs. Although there is no firm commitment, affiliated parties and parents are expected to advance funds on a short-term as needed basis to offset operational cash shortfalls. Management believes that the combination of reduction in overhead spending, continued cooperation of parent companies and their affiliates, start up of a sealed lead acid battery manufacturing line, cooperation of the institutional lender and development of new distribution markets for non-manufactured products will enable the Company to remain viable for the next twelve months.

See note 2 to the Company's consolidated financial statements included herein (page 36) for a further discussion of liquidity and management's action plan.

Item 8. Financial Statements and Supplementary Data
The information called for by item 8 is set forth on pages 25 to 46 and listed on page 25 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Change in Registrant's Certifying Accountant

KPMG Peat Marwick LLP ("KPMG") was previously the independent public accountants of National Micronetics, Inc. On July 7, 1997, that firm's appointment as the independent public accountants was terminated. The decision to change accountants was approved by the Board of Directors.

The reports of KPMG on the Company's financial statements for the fiscal years ended June 24, 1995 and June 29, 1996 declined to express an opinion on the financial statements due to the uncertainty caused by recurring losses and ongoing liquidity issues of the Company. The reports were not qualified or modified as to audit scope or accounting principles.

In connection with the audits of the Company's financial statements for each of the fiscal years ended June 24, 1995 and June 29, 1996, and the subsequent period from June 30, 1996 to July 7, 1997, there were no disagreements with KPMG on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to such matter of disagreement in its report.

The Company's Board of Directors has engaged Sung I. Rhee, C.P.A. as of July 7, 1997 as the Company's independent public accountant for its fiscal year ended June 28, 1997.







                           PART III
Item 10.  Directors and Executive Officers of the Registrant
                                                            Shares Owned
                       Position with                        As a Percentage
Name, Age and           Company or              Director    Of Outstanding
Committee Membership   Principal Occupation       Since          Shares
Dr. Yoon H. Choo,......Chairman, President,       1990               -
59                     Chief Executive Officer,
                       Secretary and Treasurer

Dr. Heehwan Lee,.......Vice President and         1990     (1) (2)   -
47                     Chief Operations Officer

Mr. K.H. Chung,........President, Tae Il Media    1990     (1) (2)   -
52                     Co., Ltd. Ansan City &
                       Seoul, Korea

All directors and officers as a group (3 persons)....      (1) (3)   -

(1) See the caption Relationships and Beneficial Interests for shares of capital stock of the parents of the Company owned by Mr. K.H. Chung and Dr. Heehwan Lee.

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

Until March 29, 1994, Mr. K.H. Chung was the representative director and the president of Newmax and Dr. Heehwan Lee was a director and vice president of Newmax. Media and Magnetics combined own 28 percent of the common stock of Newmax as of June 28, 1997.

Mr. K. H. Chung owns approximately 3 percent of the common Stock of Media and is a representative director and the president of Media and Dr. Heehwan Lee a director and vice president of Media. Mr. Yoon K. Choo is a director and the chairman of the board of directors of Media. Media owns 25 percent of the capital stock of Dae Bang Venture Capital Co., Ltd., which owns 7.1 percent of the common stock of the Company. Media owns approximately 12 percent of the capital stock of Newmax as of June 28, 1997.

Mr. K.H. Chung owns approximately 6 percent of the common stock of Magnetics.
Until March 29, 1994, Mr. K.H. Chung was the representative director and the president of Magnetics. Magnetics owns 16 percent of the capital stock of Newmax as of June 28, 1997.

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

The Stock Purchase Agreement dated November 30, 1990 between Newmax and the Company states that they mutually shall provide technical assistance and patent licenses to one another under the terms of the technical assistance agreement to be agreed upon by them, subject to appropriate government approval. From time to time, varying amounts of services are rendered by the Company to Newmax or its designees and by Newmax to the Company pursuant to this commitment.

Transactions with Management and Others
Newmax, Media, Magnetics, or their affiliates have made payments to the Company or its subsidiaries for property or services. In particular, the Company sold to Newmax in fiscal 1997 and 1995 equipment comprising machining assembly lines and other excess equipment in exchange for cash in an amount equal to fair market value, as determined by an independent appraisal in 1991, and by subsequent determinations by employees of the Company, ($157,000 and $1,281,000 in fiscal 1997 and 1995, respectively), of that equipment. Furthermore, the Company or its subsidiaries have made payments to Newmax, Media, Magnetics or their affiliates for property or services in amounts material to the Company. Nearly $5 million has been borrowed by the Company at 8 percent interest from Gigamax Corporation and Tae Il U.S.A., Inc., both of which are controlled by Dr. Yoon H. Choo, President of the Company. Techmedia International Corporation ("Techmedia"), which is wholly owned by Media and has the same president as Newmax, has occasionally advanced funds
to the Company.   Payment of interest with respect to fiscal years 1997 and
1996, however, was forgiven. See note 10 to the Company's consolidated financial statements included herein (page 41) for a further discussion of related party transactions.

See also Item 7, Liquidity and Capital Resources, for a discussion of loans obtained by the Company with the assistance of guarantees provided by Newmax and other related parties. See note 5 to the Company's consolidated financial statements included herein (page 37) for a further discussion of short-term debt and related party assistance and note 6 (page 38) for a further discussion of long-term debt and related party assistance.

Board and Committee Meetings
The Board of directors has a standing Audit Committee, but does not have a Nominating Committee or Compensation Committee.

The functions of the Audit Committee include recommending the appointment of independent auditors, reviewing with the independent auditors the results of the annual audit, reviewing the independence of the auditors, determining the appropriateness of fees for audit and non-audit services provided by independent auditors and reviewing transactions between the Company and associates of the directors or officers of the Company.During fiscal 1997 and 1996 there were no meetings of the Board of Directors, and no meetings of the Audit Committee. The Independent Public Accountants attended no meetings.

Item 11. Executive Compensation

Summary Compensation Table

The compensation of the chief executive officer of the Company for services rendered to the Company and its subsidiaries is set forth below:

Name and Principal Position        Year        Annual Salary

Dr. Yoon H. Choo,                  1997         $ 80,000
Chairman, President and Chief      1996         $ 80,000
Executive Officer                  1995         $ 80,000

There are no other officers whose total annual salary and bonus exceeds $100,000. Dr. Yoon H. Choo received no other annual compensation or long-term compensation or other compensation from the Company. Dr. Yoon H. Choo received no grants of stock options or SARs from the Company and had no stock options or SARs of the Company to exercise or to be repriced or amended. Dr. Yoon H. Choo received no long-term incentive plan awards from the Company. See Board Interlocks and Insider Participation below.

Board Interlocks and Insider Participation

Dr. Yoon H. Choo and Dr. Heehwan Lee served as officers of the Company and as members of the Board of Directors for fiscal 1997 and as such, were entitled to participate in deliberations of the Board of Directors concerning executive officer compensation.

Dr. Yoon H. Choo is a director and president of Gigamax Corporation and of Tae Il USA, Inc., which are affiliates of the Company.

Dr. Heehwan Lee was a director and vice president of Newmax until March 29, 1994 and is a director and vice president of Media, both of which were parents of the Company.

Mr. K.H. Chung also served as a member of the Board of Directors of the Company for fiscal 1997 and, as such, was entitled to participate in deliberations of the Board of Directors concerning executive officer compensation. He is the president and a representative director of Media, which is an affiliate of the Company. Until March 29, 1994 he was the president and representative director of Magnetics and of Newmax. He owns 3 percent of the capital stock of Media and 6 percent of the capital stock of Magnetics.

See Transactions with Management and Others on page 14. Also see Relationships and Beneficial Interests on pages 13-14 with respect to the ownership by Media and Magnetics of 28 percent of the outstanding shares of capital stock of Newmax and the ownership of Newmax of 47.1 percent of the outstanding shares of common stock of the Company, as well as the ownership by Media of 25 percent of the capital stock of Dae Bang Venture Capital Co., Ltd., which owns 7.1 percent of the outstanding shares of capital stock of the Company.
Dr. Yoon H. Choo has a direct material interest in the loans provided by Gigamax Corporation and by Tae Il USA, Inc. to the Company, as described in notes 5 and 10 to the consolidated financial statements on pages 37 and 42 because of his control over those two companies.

Dr. Heehwan Lee may be deemed to have a material indirect interest in the transactions between the Company and each of Newmax and Media and in the credit enhancements provided by Newmax and Media to the Company, as described in notes 5, 6, and 10 to the consolidated financial statements on pages 37, 38 and 41-42, respectively, because of his official relationships with Media and because the father-in-law of Dr. Heehwan Lee, Mr. Yoon K. Choo, is a director and chairman of the Board of directors of Media.

Mr. K.H. Chung has a direct material interest in the credit enhancement which he personally provides to the Company and may be deemed to have an indirect material interest in the transactions between the Company and each of Newmax and Media and in the credit enhancements provided by Newmax and Media to the Company as described in notes 5, 6, and 10 to the consolidated financial statements on pages 37, 38, and 41-42, respectively.

Mr. K.H. Chung, who is a director of the Company, a representative director and president of Media, a 3 percent stockholder of Media, and a 6 percent stockholder of Magnetics, has a direct material interest in the credit enhancement which he personally provides to the Company and may be deemed to have an indirect material interest in the transactions between the Company and each of Media and Newmax, and in the credit enhancements provided by Newmax and Media to the Company, as described in notes 5, 6 and 10 to the consolidated financial statements on pages 37, 38 and 41-42, respectively. The Company owed Newmax $30,000 and Media $210,000 as of June 28, 1997.

Dr. Heehwan Lee, who is a director and the vice president and chief operations officer of the Company, the vice president of Media and the son-in-law of Mr. Yoon K. Choo, may be deemed to have a material indirect interest in the transactions between the Company and each of Media and Newmax, and in credit enhancements provided by Newmax and Media to the Company, as described in notes 5, 6, and 10 to the consolidated financial statements on pages 37, 38, and 41-42. The Company owed Newmax $30,000 and Media $210,000 as of June 28, 1997.

Dr. Yoon H. Choo, who is a director, the chairman, the president, the treasurer, and the secretary of the Company, a director and the president of Gigamax Corporation and a director and the president of Tae Il USA, Inc., has a direct material interest in the loans provided by Gigamax Corporation and by Tae Il USA, Inc., to the Company, as described in notes 5 and 10 to the consolidated financial statements on pages 37 and 41-42, respectively. The Company owed Gigamax $4,896,000, in principal and $1,370,000 of net accrued expenses (primarily interest accrued prior to June 24, 1995), as of June 28, 1997.




Compensation of Directors

The annual fee for directors who are not employees of the Company is $8,000. All of the outside directors earn $1,000 for each Board meeting or Committee meeting attended, except that if a Committee meets on the same day as the full Board, Committee members earn only $500 for the Committee meeting. Telephonic meetings are compensated at fifty percent of the rates noted above. Fees earned but unpaid to current and former Board members are $191,000 at June 28, 1997. Board members are eligible to receive stock options. See Board Interlocks and Insider Participation above.

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





























Item 12. Security Ownership of Certain Beneficial Owners and Management Security Ownership of Certain Beneficial Owners

The following table presents information as to the persons who have reported or are otherwise known to the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company as of September 5, 1997.
                                         Amount and Nature of    Percent
Name and Address of Beneficial Owner     Beneficial Ownership    of Class

Newmax Co., Ltd. ........................10,500,000              47.1%
27-15 Song Jeong-Dong                    Direct owner (1)
Cheongju, Chungbuk                       sole voting and
360-290, Korea                           investment powers

Jung Kyun Bae ...........................10,500,000              47.1%
Hong Kyu Shin                            Indirect owner (2)
Jeong Soo Choi                           shared voting
Kwang Jae Ko                             power, shared
Young Taek Kwon                          investment power
Byong Hee Lee
456-1 Moknae-Dong, Ansan
Kyunggi-Do, 425-100, Korea

Dae Bang Investment Finance Corp.........1,575,000                7.1%
1-181 Chagin-Dong                        Direct owner
Iri-si, Jullabuk-do                      sole voting and
Korea                                    investment powers

S.Y. Choi ...............................1,575,000                7.1%
K.H. Chang                               Indirect owner (2)
D.H. Coue                                shared voting
H.S. Kil                                 power, shared
Y.W. Kim                                 investment power
K.O. Oh
C.D. Um
O.J. Kwon
D.K. Lee
J.M. Lee
KWTC Building, Suite 4202, Samsung-dong,
Kangnam-gu, Seoul, Korea

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

 Title                 Name of            Amount and Nature        Percent
  of                   Beneficial         of Beneficial              of
 Class                 Owner              Ownership                 Class
Capital Stock          Kang Hoan Chung    262,646                    2.6%
of Tae Il                                 Direct owner (2)
Media Co., Ltd. (1)                       Sole voting power
                                          Sole investment power

Capital Stock          Kang Hoan Chung    37,396                     6.2%
of Tae Il                                 Direct owner (2)
Magnetics Co., Ltd. (1)                   Sole voting power
                                          Sole investment power

Capital Stock          Kang Hoan Chung    574,008                   12.2%
of Newmax                                 Indirect owner (2)
Co., Ltd. (1)                             Shared voting power
                                          Shared investment power

Capital Stock          Heehwan Lee        45,393                      .5%
of Tae Il                                 Direct owner (2)
Media Co., Ltd.                           Sole voting power
                                          Sole investment power

Capital Stock          Heehwan Lee        1,280                       .2%
of Tae Il                                 Direct owner (2)
Magnetics Co., Ltd.                       Sole voting power
                                          Sole investment power

Capital Stock          Heehwan Lee        574,008                   12.2%
of Newmax                                 Indirect owner (2)
Co., Ltd. (1)                             Shared voting power
                                          Shared investment power

Capital Stock          Directors and      574,008                   12.2%
of Newmax              Executive          Indirect owners (2)
Co., Ltd.              Officers as a      Shared voting power
                       Group              Shared investment power


See footnotes on next page.
(1) See the caption Relationships and Beneficial Interests in Item 10, Directors and Executive Officers of the Registrant.

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

                           PART  IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (a)  1. Financial Statements
             Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Reports of Independent Certified
              Public Accountants are incorporated in Part II of this report
             (see index on page 25).

          2. Financial Statement Schedules
             Included In Part IV of this report:
                                                                  Page #
             Independent Auditors' Reports on Schedule             44-45
             Schedule II- Valuation and Qualifying Accounts        46

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




          4.2  Term Loan Agreement between the Company and Shinhan Bank
               New York Branch dated November 5, 1991 (Incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q for the quarter ended September 28, 1991, Commission File Number 0-7207).

          4.3 General Loan and Security Agreement between the Company and Shinhan Bank New York Branch dated November 5, 1991 (Incorporated by reference to Exhibit 4.3 to the quarterly report on Form 10-Q for the quarter ended September 28, 1991, Commission File Number 0-7207).

          4.4 Mortgage between the Company and Shinhan Bank New York Branch dated November 5, 1991 (Incorporated by reference to Exhibit 4.4 to the quarterly report on Form 10-Q for the quarter ended September 28, 1991, Commission File Number 0-
               7207).

          4.5 Revised repayment schedule between the Company and Shinhan Bank New York Branch dated December 23, 1994 (Incorporated by reference to Exhibit 4.7 to the annual report on Form 10-K for the year ended June 24, 1995, Commission File Number 0-7207).

          4.6 Promissory Note dated May 31, 1995 in the maximum principal amount of $142,916 payable by the Company to Hartford Fire Insurance Company (Incorporated by reference to Exhibit 4.8 to the annual report on Form 10-K for the year ended June 24, 1995, Commission File Number 0-7207).

          4.7 Amended Term Note dated November 26, 1996 in the maximum principal amount of $1,450,000 payable by the Company to Shinhan Bank New York Branch (Incorporated by reference to
               Exhibit 4.1 to the quarterly report on Form 10-Q for the quarter ended March 29, 1997, Commission File Number 0-7207).

          4.8 First Amendment to Term Loan Agreement between the Company and Shinhan Bank New York Branch dated November 26, 1996. (Incorporated by reference to Exhibit 4.2 to the quarterly report on Form 10-Q for the quarter ended March 29, 1997, Commission File Number 0-7207).

          4.9 Amended Revolving Credit Note dated November 19, 1996 in the principal amount of $2,741,000 payable by the Company to Shinhan Bank New York Branch (Incorporated by reference to
               Exhibit 4.3 to the quarterly report on Form 10-Q for the quarter ended March 29, 1997, Commission File Number 0-7207).






4.10 Second Amendment to Revolving Credit Agreement between the
Page
     Company and Shinhan Bank New York Branch dated November 19,
     1996 (Incorporated by reference to Exhibit 4.4 to the quarterly report on Form 10-Q for the quarter ended March 29, 1997, Commission File Number 0-7207).

10.1 1987 Stock Incentive Program, as amended in 1989 (Incorporated by reference to Appendix A to the Company's Proxy Statement dated September 22, 1989 for Annual Meeting of Stockholders to be held on November 2, 1989, Commission File Number 0-
     7207).

10.2 Compensation agreement between the Company and Yoon H. Choo dated April 17, 1991 (Incorporated by reference to Exhibit
     10.15 to the annual report on Form 10-K for the year ended
     June 29, 1991, Commission File Number 0-7207).

10.3 Stock Purchase Agreement dated as of November 30, 1990 between Newmax Co. Ltd. and the Company (Incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K for the year ended June 24, 1995, Commission File Number 0-

     7207).

21.  Subsidiaries of the Company.                                         48

23.1 Consent of Sung I. Rhee, C.P.A. to incorporation by                  49
     reference of his report on Financial Statements in Registration Statements on Form S-8 Registration Nos.
     2-81098, 2-81456, 2-89221, 2-96120, 2-96139, 33-14778
     and 33-33567.

23.2 Consent of KPMG Peat Marwick LLP to incorporation by reference       50
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

(b)  Reports on Form 8-K

     Item 4.
          Change in Registrant's Certifying Accountant. Report dated July 7, 1997 disclosing a change in independent public accountants from KPMG Peat Marwick LLP to Sung I. Rhee,C.P.A.








                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NATIONAL MICRONETICS, INC.

                                      By
                                           Dr. Yoon H. Choo
                                           President and Chief
                                           Executive Officer

Dated:  September 19, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th day of September, 1997.

      Signature                                Title

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

                                  Director, Vice President and Chief
   (Dr. Heehwan Lee)              Operations Officer


                                  Director
   (Mr. K.H. Chung)












                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

                 Index to Financial Statements and Schedule

                                                              Pages

Independent Auditors' Reports                                 26-27

Consolidated Balance Sheets as of June 28, 1997
 and June 29, 1996                                            28-29

Consolidated Statements of Operations for the years
 ended June 28, 1997, June 29, 1996 and June 24,
 1995                                                         30

Consolidated Statements of Changes in Stockholders'
 Deficiency for the years ended June 28, 1997, June 29,
 1996 and June 24, 1995                                       31

Consolidated Statements of Cash Flows
 for the years ended June 28, 1997, June 29, 1996
 and June 24, 1995                                            32-33

Notes to Consolidated Financial Statements                    34-43

Independent Auditors' Reports on Schedule                     44-45

Schedule of Valuation and Qualifying Accounts                 46
























                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
National Micronetics, Inc.:

We have audited the accompanying consolidated balance sheet of National Micronetics, Inc. and subsidiaries as of June 28, 1997, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our report.

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

Because of the possible material effect of the matter discussed in the preceding paragraph, we are unable to express, and do not express, an opinion on the consolidated financial statements referred to above.



                                       Sung I. Rhee, C.P.A.
Fort Lee, New Jersey
September 5, 1997







                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
National Micronetics, Inc.:

We have audited the accompanying consolidated balance sheet of National Micronetics, Inc. and subsidiaries as of June 29, 1996, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for each of the years in the two-year period ended June 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that National Micronetics, Inc. and subsidiaries will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these recurring losses, the Company has experienced a significant deterioration in liquidity. The Company has received funding for operations from its parent, Newmax Co., Ltd., and affiliated companies in 1996 and prior years; however, the Company has no guarantee that this funding will continue. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to these matters are described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of the effects on the consolidated financial statements of such adjustments, if any, as might have been required had the outcome of the uncertainty discussed in the preceding paragraph been known, we are unable to, and do not, express an opinion on the accompanying consolidated balance sheet as of June 29, 1996 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the years in the two-year period ended June 29, 1996.

                                       KPMG PEAT MARWICK LLP
Albany, N.Y.
August 28, 1996





                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                       June 28, 1997 and June 29, 1996
                               (in thousands)



                                   ASSETS

                                                     1997        1996
Current assets (note 6):
 Cash and cash equivalents                         $   35      $  464
 Trade receivables (less allowance of
    $132 in 1996)                                       -         233
 Inventories (note 3)                                  22         902
 Prepaid and other current assets                     144          82

      Total current assets                            201       1,681

Property, plant and equipment, at cost
 (notes 4 and 6)                                   11,648      12,129
Less accumulated depreciation and amortization    ( 8,872)    ( 8,993)

      Net property, plant and equipment             2,776       3,136
                                                  $ 2,977     $ 4,817

                                                           (Continued)
























                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - Continued

                       June 28, 1997 and June 29, 1996

                 (in thousands, except common share amounts)

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                    1997         1996

Current liabilities:
 Current portion of long-term debt (note 6)      $ 1,450      $ 3,752
 Long-term debt classified as current (note 6)         -          611
 Revolving loan (note 5)                           2,741            -
 Short-term debt (note 5)                          4,896        4,896
 Accounts payable                                    407          394
 Accrued salaries and related expenses               248          212
 Other accrued expenses                              244          298
 Due to related parties, net (note 10)             1,646        2,587

          Total current liabilities               11,632       12,750

Stockholders' deficiency (note 7):
 Common stock ($.10 par value; authorized -
  40,000,000 shares; issued and
  outstanding 22,312,524 shares)                   2,231        2,231
 Additional paid-in capital                       59,350       58,805
 Accumulated deficit                             (70,236)     (68,969)

          Total stockholders' deficiency         ( 8,655)     ( 7,933)
Commitments and contingencies (notes 2,4 and 12)
                                                 $ 2,977      $ 4,817


See accompanying notes to consolidated financial statements.

















                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

        Years ended June 28, 1997, June 29, 1996, and June 24, 1995

                  (in thousands, except per share amounts)

                                            1997      1996       1995

Net sales                                 $ 2,682   $ 4,151   $ 3,822
Cost and expenses:
 Cost of products sold                      2,556     3,605     3,849
 Research, development and engineering        209       231       259
 Selling and administration                   489       849       712
                                            3,254     4,685     4,820

  Loss from operations                    (   572)  (   534)  (   998)

Other expense (income):
 Interest expense                             740       865       911
 Interest income                          (     8)  (    36)  (     3)
 Other (income) expense, net              (    37)  (    27)  (   307)
                                              695       802       601

  Loss before income taxes                ( 1,267)  ( 1,336)  ( 1,599)

Income taxes (note 8)                           -         -         -

Net loss                                  $(1,267)  $(1,336)  $(1,599)

Loss per common share (note 1)            $( 0.06)  $( 0.06)  $( 0.07)


See accompanying notes to consolidated financial statements.

















                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' DEFICIENCY

         Years ended June 28, 1997, June 29, 1996 and June 24, 1995

                 (in thousands, except common share amounts)

                                                  Additional
                             Common Stock (note 7)   Paid-In   Accumulated
                              Shares    Par Value    Capital    (Deficit)

Balance June 25, 1994       22,312,524  $    2,231   $ 57,289  $  (66,034)

Net loss -- 1995                     -           -          -      (1,599)

Sale of assets to a
 related party (note 10)             -           -      1,054           -
Balance June 24, 1995       22,312,524       2,231     58,343     (67,633)

Net loss -- 1996                     -           -          -     ( 1,336)
Interest forgiven on
 related party debt (note 5)         -           -        462           -
Balance June 29, 1996       22,312,524       2,231     58,805     (68,969)

Net loss -- 1997                     -           -          -     ( 1,267)
Interest forgiven on
 related party debt (note 5)         -           -        392           -
Sale of assets to a
 related party (note 10)             -           -        153           -


Balance June 28, 1997       22,312,524  $    2,231   $ 59,350  $  (70,236)


See accompanying notes to consolidated financial statements.

















                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

         Years ended June 28, 1997, June 29, 1996 and June 24, 1995
                               (in thousands)

                                              1997      1996      1995
Cash flows from operating activities:
 Net loss                                  $(1,267)  $(1,336)  $(1,599)
 Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization              412       549       723
    Provision for losses (recoveries)
     on receivables                           (132)      135         -
    Retirements of property and equipment        4       171       168
    Interest forgiven on related party debt    392       462         -
Changes in operating assets and liabilities:
  Decrease (Increase) in trade receivables     365      (243)      (76)
  Decrease (Increase) in inventories           880       (88)     (443)
  Decrease (Increase) in prepaid and other
   current assets                              (62)       (4)       26
  Decrease in other assets                       -         -        17
  Decrease in accounts payable
   and accrued expenses                         (5)     (188)     (767)
  Increase (Decrease) in due to related
   parties, net                               (941)      742     1,131
  Net cash provided (used) by operating
   activities                                 (354)      200      (820)
Cash flows from investing activities:
  Additions to property and equipment          (56)      (11)        -
Cash flows from financing activities:
  Sale of assets to a related party            153         -     1,054
  Proceeds of long-term debt                     -         -       143
  Repayments on long-term debt                (172)     (263)      (11)
  Net cash provided (used) by financing
    activities                                 (19)     (263)    1,186
  Net increase (decrease) in cash and
   cash equivalents                           (429)      (74)      366
 Cash and cash equivalents at
   beginning of year                           464       538       172

Cash and cash equivalents at end of year    $   35    $  464    $  538


                                                            (Continued)






                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

         Years ended June 28, 1997, June 29, 1996 and June 24, 1995

                                            1997       1996       1995

Supplemental cash flow disclosures:
  Interest paid                             $386       $342       $422

See accompanying notes to consolidated financial statements.









































                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               June 28, 1997, June 29, 1996 and June 24, 1995

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

In reliance primarily upon assembly facilities owned and operated by its parent and affiliated companies, sales revenue attributable to its parent and affiliated companies and debt financing supplied or guaranteed by its parent and affiliated companies since May 10, 1991, the Company has been principally an integrated manufacturer of magnetic recording heads primarily for computer disk drives. The Company is currently modifying its facility to begin manufacturing sealed lead acid batteries.

The Company has at times been involved in the distribution and sale of other products. Some, such as electrical light fixture ballasts and tee shirts, are outside its previous markets. The Company is dependent upon other manufacturers and vendors for production and assembly work.

     (a) Principles of Consolidation
The consolidated financial statements include National Micronetics, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b) Consolidated Statements of Cash Flows
For purpose of the statements of cash flows, the Company considers all short-term investments and highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consisted of certificates of deposit of $300,000 at June 29, 1996.

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

                                                        (Continued)

                 NATIONAL MICRONETICS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1)  Summary of Significant Accounting Policies, Continued

     (e) Revenue Recognition
Revenue is recognized upon shipment of products to customers.

     (f) Income Taxes
The Company utilizes the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (g)  Loss per Share
Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares was 22,312,524 for fiscal years 1997, 1996 and 1995. Common stock equivalents are not considered in this calculation since their effect would be anti-dilutive.

     (h)  Fiscal Year
The Company's fiscal year ends on the last Saturday in June. The fiscal year ended June 29, 1996 was comprised of 53 weeks. The fiscal years ended June 24, 1995 and June 28, 1997 were comprised of 52 weeks.

     (i)  Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (j)   New Accounting Standards
In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. Effective June 30, 1996, the Company adopted FAS 121, which requires that long-lived assets (e.g., property, plant and equipment and goodwill) held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. (cont'd)

                   NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1)  Summary of Significant Accounting Policies, Continued
     (j) New Accounting Standards, Continued
The amount of the impairment loss will generally be measured as the difference between the net book value of the assets and the estimated fair value of the related assets. Adoption in the first quarter of fiscal 1997 had no effect on the Company's financial results.In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for fiscal years beginning after December 15, 1995. Effective June 30, 1996, the Company adopted FAS 123, which establishes financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Acounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. The Company will continue to account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and will make any required disclosures in its footnotes.

(2)  Liquidity and Management's Action Plan
The Company continues to experience difficulty generating sufficient cash flow from operations to meet its obligations. Several factors have had a negative impact on liquidity including product development costs, qualification of products at customers, and under utilization of facilities.

The Company is aggressively seeking new orders with existing and new customers. During this rebuilding process, the Company will continue to need significant amounts of operating cash. Since December 1990, the Company has received direct and indirect support from Newmax to fund operational needs. Although there is no formal commitment for continuing support, Newmax has made no indication that this support will cease. If Newmax does not continue its direct and indirect support of the Company, financing would be sought from other parent and affiliated Companies or if possible, through unaffiliated sources of capital. The Company will continue to make every effort to become self sufficient and profitable.

The Company is hopeful that funds generated by operations and received from Newmax will be adequate to fund debt service and other operational needs. Although there is no firm commitment, related parties are expected to advance funds on a short-term as needed basis to offset operational cash shortfalls. Management believes that the combination of reduction in overhead spending, adding a sealed lead acid battery manufacturing line and development of distribution markets for non-manufactured products will enable the Company to remain viable for the next twelve months.
                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(3) Inventories                 June 28, 1997      June 29, 1996
                                           (in thousands)
     Finished goods                 $     -            $   793
     Work in process                     14                 25
     Raw materials and supplies           8                 84
                                    $    22            $   902
Finished goods at June 29, 1996 includes $641,000 of electronic light ballasts purchased from Tae Il for resale to distributors and lighting fixture manufacturers. The Company returned the ballast inventory remaining unsold for credit on June 9, 1997.

(4) Property, Plant and Equipment                June 28,      June 29,
    Classification  (in thousands)   Life           1997          1996
Land                                 -           $   263       $   263
Buildings and improvements        20 years         7,491         7,435
Machinery and equipment          3-8 years         3,741         4,274
Furnishings and fixtures        3-10 years           153           157
                                                 $11,648       $12,129
The Company conducts certain of its operations using equipment under operating leases that expire over the next year. Total rental expense was $22,000, $11,000, and $22,000 for fiscal 1997, 1996, and 1995, respectively.
The total minimum rental commitments at June 28, 1997 under noncancellable operating leases are approximately $1,000. The Company had commitments for capital expenditures of $145,000 as of June 28, 1997 related to plant modifications necessary to manufacture sealed lead acid batteries.

(5)  Short-Term Debt
A revolving credit agreement was established in April 1991 for $4,000,000 with a lending institution not previously used by the Company. This credit line was renewed on November 26, 1996 and has been collateralized by a Newmax affiliate. Collateral provided by the Newmax affiliate included a letter of credit issued by a Korean bank, which has been renewed until November 19, 1997. The Company expects the letter of credit to be renewed upon maturity. Interest on the revolving credit agreement is payable at prime minus 1% (stated rate was prime in 1996), (7.50% at June 28, 1997; 8.25% at June 28,
1996). In addition to the above, the Company borrowed funds from affiliates Gigamax Corporation ("Gigamax"), and Tae Il USA, Inc. from time to time during fiscal 1997, 1996 and 1995. These loans were unsecured at an 8% interest rate. At June 28, 1997 and June 29, 1996, the balance of these loans was $4,896,000. The average amount of short-term debt outstanding and weighted average interest rate was $7,637,000 at 7.9% in fiscal 1997 and $4,896,000 at 8% in fiscal 1996 and 1995. The maximum short-term debt outstanding was $7,637,000 in fiscal 1997 and $4,896,000 in fiscal 1996 and 1995. Interest expense recorded on the related party debt was $392,000 for fiscal 1997 and $462,000 for fiscal 1996 and as a result of the interest being forgiven by related parties in the fourth quarter due to the Company's limited resources and inability to pay interest on a timely basis, this amount has been recorded as additional paid-in capital in the accompanying financial statements.
                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(6)  Long-term Debt
A summary of long-term debt follows:

                                  Annual Interest
                                  Rate at              Balance at
                                  June 28, 1997 June 28, 1997 June 29, 1996
                                                      (in thousands)

Term loan                             8.50%     $  1,450      $ 1,611
Converted revolving loan                               -        2,741
Debt settlement agreement                              -           11
      Total long-term debt                         1,450        4,363

Less: Current portion                              1,450        3,752
      Long-term debt classified
      as current                                       -          611

                                                 $     0      $     0

The Company entered into a $3,000,000 term loan agreement with a lending institution on November 5, 1991. This loan, which based upon a November 26, 1996 revision matures on November 26, 1997, is secured by substantially all the assets of the Company. As a condition of this loan, the Company granted a $7,000,000 mortgage to the lending institution which serves as collateral for this loan as well as for a revolving credit agreement executed with the same lending institution in May 1991. The term loan, which bears interest at prime, has been guaranteed by the related parties Newmax Co., Ltd., Tae
Il Media Co., Ltd. and Mr. K.H. Chung.   The repayment terms have been
modified to require interest only payments and be renewable on an annual basis until November 26, 2001 if a new letter of credit is obtained each year and other basic requirements of the lending agreements are met.

The converted revolving loan has been reclassified to short-term debt due to the modification of terms during November 1996.

Long-term debt, based upon contractual terms, all matures in fiscal 1998.














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

Under the Stock Incentive Program, 1,525,000 shares of Common Stock were authorized for the grant of options and the issuance of awards. Under the terms of this program, options for the purchase of 48,700 shares of common stock were outstanding at June 28, 1997. Options issued under the plans generally become exercisable over a period of from six months to ten years from the date of grant at a price per share not less than the fair market value on the date of the grant. Amounts received upon exercise of options in excess of par value of shares sold are credited to additional paid-in capital. At June 28, 1997, 1,124,797 shares are available for future grants under the Program.

As of June 28, 1997 and June 29, 1996 there were no outstanding restricted stock awards for shares issued under the Company's stock award plans.

Options Outstanding          Number of Shares   Option Price Per Share
June 25, 1994                   114,200           $ .22 - $2.50
  Cancelled                     (63,500)            .22 -  1.13

June 24, 1995 and
  June 29, 1996                  50,700             .22 -  2.50
  Cancelled                      (2,000)            .22 -     -

June 28, 1997                    48,700           $ .22 - $2.50

Options exercisable:
  June 28, 1997                  48,700           $ .22 - $2.50











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

There was no Company contribution to either plan for fiscal 1995 through 1997. The plans as amended are intended to comply with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974 and are administered by trustees appointed by the Board of Directors.

(8)  Income taxes
No income tax expense or benefit was recognized for fiscal 1997, 1996 and 1995 due to losses incurred and the inability to utilize these losses for income tax purposes. At June 28, 1997, the Company has net operating loss carryforwards of approximately $21,389,000 which will expire as follows:
          Year           Amount (in thousands)
          2006          $ 6,455
          2007            6,177
          2008            5,436
          2009            1,272
          2010              220
          2011              808
          2012            1,021
                        $21,389

Carryforwards from prior years have been limited due to the change in control of the Company which took place on December 24, 1990. Loss carryforwards available as of June 28, 1997 from years prior to the change in control, which are included above, are approximately $1,875,000.

Deferred tax liabilities (assets) are comprised of the following at June 29,
1997 and June 29, 1996:                       1997             1996

     Depreciation                          $  554,000      $  528,000
     Net operating loss carryforwards      (7,272,000)     (6,828,000)
     Inventory reserves                      (475,000)       (510,000)
     Allowance for bad debts                        -         (45,000)
     Other                                    (16,000)        (16,000)
                                           (7,763,000)     (7,399,000)
     Deferred tax valuation allowance       7,209,000       6,871,000
     Deferred taxes, net                   $        -      $        -

The deferred tax valuation allowance increased by $338,000 and $2,527,000 during fiscal 1997 and 1996, respectively.
                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(9)  Export Sales - Major Customers

The Company's operations consist primarily of the manufacture of recording heads. The principal products manufactured and sold are ferrite materials, recording head cores, and recording head assemblies. A recording head assembly is a significant component of a computer disk or tape memory.

Net sales of the United States operations includes export sales as follows:

                                      Asia
                                  (in thousands)
             1995                   $ 3,587
             1996                   $ 3,101
             1997                   $ 2,517

The amount and percent of sales to those customers comprising 10 percent or more of total sales are shown below.

          Products
     ($ in thousands)
                           1997          1996             1995
Major Customer 1     $ 2,487 - 93%  $ 2,763 - 67%   $ 3,287 - 86%
Major Customer 2        $143 -  5%     $543 - 13%       -      -


(10)  Related Party Transactions

During fiscal 1997 and 1995, the Company sold equipment, at fair value, to Newmax for $157,000 and $1,281,000, respectively. The gain on the sale of $173,000 and $1,054,000 respectively, was recorded as additional paid-in capital and was not recognized in the consolidated statement of operations. The gain was not recognized in the statement of operations since the sale was of "items not held for sale in the ordinary course of business" and income recognition on items sold to a related party where fair value was judgmental could be misleading.

Net sales for fiscal 1997, 1996 and 1995 included sales of goods totalling $2,487,000, $2,763,000 and $3,287,000 respectively, to Newmax of products made to specification of Newmax's customer. These products required significant additional value added before sale to the ultimate customer.

                                                    (Continued)







                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(10)  Related Party Transactions, Continued

The Company owed Newmax $30,000 at June 28, 1997 and Newmax owed the Company $12,000 at June 29, 1996 which are included in the consolidated balance sheets under due to related parties, net.

The Company purchased equipment during 1996 at the request of an affiliated company, Tae Il Magnetics Co., Ltd. ("Magnetics"), to be sold to and used by Magnetics. The Company earned a fee of $33,000 for these services which is included in other (income) expense, net.

The Company also sold products to Tae Il Media Co., Ltd. ("Tae Il") totaling approximately $40,000 and $15,000 in fiscal 1996 and 1995, respectively. Tae Il sold the Company approximately $211,000 and $562,000 of electrical light fixture ballasts during fiscal 1996 and 1995, respectively. The unsold ballast inventory was returned for credit on June 9, 1997. Tae Il sold the Company approximately $500,000 of non-electronic consumer goods for resale during fiscal 1996. The Company owed Tae Il $210,000 and $1,195,000 at June 28, 1997 and June 29, 1996, respectively. These balances have been included in the consolidated balance sheets under due to related parties, net.

Newmax has provided quarantees via a letter of credit to assist in obtaining a $4 million revolving credit agreement. Gigamax has made short-term loans averaging $4,896,000 for fiscal 1997 and 1996. Both of these are also discussed in note (5). Included in due to related parties at June 28, 1997 and June 29, 1996 is $1,370,000 due to Gigamax and Tae Il USA, Inc. for interest on short-term borrowings and other charges.

The Company was advanced $34,000 by Techmedia International Corporation ("Techmedia"), an affiliated company, during fiscal 1996 to fund operating expenses. This amount was owed to Techmedia at June 29, 1996. During fiscal 1997, the Company repaid the $34,000 previously owed and then borrowed a total of $35,000 from Techmedia which remains payable at June 28, 1997.

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














               INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholders
National Micronetics, Inc.:


Under date of September 5, 1997, we reported on the consolidated balance sheet of National Micronetics, Inc. and subsidiaries as of June 28, 1997, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the index on page 25. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to report on this financial statement schedule based on our audit.

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

Because of the possible material effect of the matter discussed in the preceding paragraph, we are unable to express, and do not express, an opinion on the financial statement schedule referred to above.




                                  Sung I. Rhee, C.P.A.

Fort Lee, New Jersey
September 5, 1997











               INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholders
National Micronetics, Inc.:


Under date of August 28, 1996, we reported on the consolidated balance sheet of National Micronetics, Inc. and subsidiaries as of June 29, 1996 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the years in the two-year period ended June 29, 1996. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the index on page 25. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to report on this financial statement schedule based on our audits.

The accompanying financial statement schedule has been prepared assuming that National Micronetics, Inc. and subsidiaries will continue as a going concern.
The Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these recurring losses, the Company has experienced a significant deterioration in liquidity. The Company has received funding for operations from its parent, Newmax Co., Ltd., and affiliated companies in 1996 and prior years; however, the Company has no guarantee that this funding will continue. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to these matters are described in note 2 to the consolidated financial statements. The financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.

Because of the effects on the financial statement schedule of such adjustments, if any, as might have been required had the outcome of the uncertainty discussed in the preceding paragraph been known, we are unable to, and do not express, an opinion on the accompanying financial statement schedule for the years ended June 29, 1996 and June 24, 1995.


                                  KPMG PEAT MARWICK LLP

Albany, New York
August 28, 1996










                                                        Schedule II

                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                      Valuation and Qualifying Accounts

                    Years ended June 1997, 1996 and 1995
                               (in thousands)


                                               Accounts
                       Balance at  Charged to  written off        Balance
                       beginning   costs and   as uncollectible,  at end
Description            of period   expenses    net of recoveries  of period

Year ended June 1997:

Allowance for doubtful
 accounts receivable   $     132   $   (132)   $        -        $      -

Year ended June 1996:

Allowance for doubtful
 accounts receivable   $       -   $    135    $        3        $    132


Year ended June 1995:

Allowance for doubtful
 accounts receivable   $       -   $      -    $        -        $      -























                        Exhibits Filed Electronically


                                                                        Page


21        Subsidiaries of the Company                                    48


23.1      Consent of Sung I. Rhee, C.P.A. to incorporation by
          reference of its report on Financial Statements in
          Registration Statements on Form S-8 Registration Nos.
          2-81098, 2-81456, 2-89221, 2-96120, 2-96139, 33-14778
          and 33-33567.                                                  49

23.2      Consent of KPMG Peat Marwick LLP to incorporation by
          reference of its report on Financial Statements in
          Registration Statements on Form S-8 Registration Nos.
          2-81098, 2-81456, 2-89221, 2-96120, 2-96139, 33-14778
          and 33-33567.                                                  50

27        Financial Data Schedule (For electronic filing purposes only).






























                                                        Exhibit 21

                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

                       SUBSIDIARIES OF THE REGISTRANT


                                                  State or County in
Name                                              which incorporated


National Micronetics Sales, Inc...................Delaware

National Micronetics International Limited........Hong Kong






































                                                          Exhibit 23.1

                      Consent of Independent Auditors'


The Board of Directors
National Micronetics, Inc.:


We consent to incorporation by reference in the Registration Statement Nos. 2-81098, 2-81456, 2-89221, 2-96120, 2-96139, 33-14778 and 33-33567 on Forms
S-8 of National Micronetics, Inc. of our reports dated September 5, 1997, relating to the consolidated balance sheet as of June 28, 1997, and the consolidated statements of operations, changes in stockholders' deficiency and cash flows and related schedule for the year then ended, which reports appear in the June 28, 1997 annual report on Form 10-K of National Micronetics, Inc.

Our reports dated September 5, 1997 contain explanatory paragraphs that state that the Company's recurring losses from operations, its net capital deficiencies, the deterioration in liquidity and other matters raise substantial doubt about the Company's ability to continue as a going concern.

Because of the possible material effect of the matter discussed in the preceding paragraph, we are unable to express, and do not express, an opinion on the consolidated financial statements and schedule referred to above.




                                   Sung I. Rhee, C.P.A.



Fort Lee, New Jersey
September 23, 1997
















                                                          Exhibit 23.2

                       Consent of Independent Auditors


The Board of Directors
National Micronetics, Inc.:


We consent to incorporation by reference in the Registration Statement Nos. 2-81098, 2-81456, 2-89221, 2-96120, 2-96139, 33-14778 and 33-33567 on Forms
S-8 of National Micronetics, Inc. of our reports dated August 28, 1996, relating to the consolidated balance sheet as of June 29, 1996 and the consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the years in the two-year period ended June 29, 1996, and related schedule, which reports appear in the June 28, 1997 annual report on Form 10-K of National Micronetics, Inc.

Our reports dated August 28, 1996 contained an explanatory paragraph that states that the Company's recurring losses from operations, its net capital deficiency, the deterioration in liquidity and other matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

Because of the effects on the consolidated financial statements of such adjustments, if any, as might have been required had the outcome of the uncertainty discussed in the preceding paragraph been known, we were unable to, and did not, express an opinion on the consolidated financial statements and schedule as of June 29, 1996 and for each of the years in the two-year period ended June 29, 1996.


                                   KPMG PEAT MARWICK LLP



Albany, New York
September 23, 1997