Form 10-Q
period 1997-09-27
NATIONAL MICRONETICS INC
filed 1997-11-12
CIK 70333

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q



(MARK ONE)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
         September 27, 1997.

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

                              Yes   X      No

    As of September 27, 1997, the registrant had 22,312,524 shares of Common Stock issued and outstanding.

                           NATIONAL MICRONETICS, INC.

                                      INDEX


Part I.  Financial Information:

    Consolidated Balance Sheets - September 27, 1997
      and June 28, 1997 ................................... 3

    Consolidated Statements of Operations - Three Months
      Ended September 27, 1997, and
      September 28, 1996 ................................... 4

    Consolidated Statements of Cash Flows
     Three Months Ended September 27, 1997 and
     September 28, 1996 ................................... 5

    Notes to Consolidated Financial Statements ............ 6

    Management's Discussion and Analysis of the
     Financial Condition and Results of Operations ........ 7,8


Part II.  Other Information ...............................  9,10

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                           (In Thousands)

                                            Sept. 27,     June 28,
                                              1997          1997
                                           (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents               $   63         $   35
     Inventories                                 13             22
     Other current assets                       261            144
          Total current assets                  337            201

Property, plant and equipment, net            2,801          2,776
                                             $3,138         $2,977

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt
       and lease obligations                 $1,408         $1,450
     Revolving loan                           2,741          2,741

     Short-term debt                          5,396          4,896
     Accounts payable                           425            407
     Accrued salaries and related expenses      249            248
     Other accrued expenses                     291            244
     Due to related parties, net              1,757          1,646
          Total current liabilities          12,267         11,632


Stockholders' deficit:
     Common stock $.10 par value              2,231          2,231
     Additional paid-in capital              59,350         59,350
     Accumulated deficit                    (70,710)       (70,236)
          Total stockholders'
            deficit                          (9,129)        (8,655)
                                           $  3,138       $  2,977

See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)
              (in thousands, except per share amounts)

                                   Three Months Ended
                                 Sept. 27,      Sept. 28,
                                    1997           1996

Net Sales                        $    73        $   791
Cost and expenses:
 Cost of products sold               328            715
 Research, development
   and engineering                    29             54
 Selling and administration          112            181
                                     469            950

     Income (Loss) from
       operations                   (396)          (159)

Other deductions (income):
 Interest expense                    187            194
 Interest income                       -             (3)
 Other (income) expense, net        (109)            (2)

                                      78            189

     Net loss                    $  (474)       $  (348)

Net loss per common share        $ (0.02)       $ (0.02)

Average common shares
     outstanding                  22,313         22,313



See accompanying notes to consolidated financial statements.











             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (in thousands)
                                              Three Months Ended
                                              Sept. 27,  Sept. 28,

                                                 1997        1996
Cash flows from operating activities:
  Net income (loss)                             $ (474)   $  (348)
     Adjustments to reconcile net income
     (loss) to net cash provided (used) by
     operating activities:
     Depreciation and amortization                  95        108

     Retirements of property and equipment          40          -


Changes in operating assets and liabilities:
  Decrease (Increase) in trade receivables           -        160
  Decrease (Increase) in inventories                 9        151

  Decrease (Increase) in other current assets     (117)        17

  Increase (Decrease) in accounts payable
    and accrued expenses                            66         34

  Increase (Decrease) in due to related parties    111       (180)


Net cash provided (used) by
  operating activities                            (270)       (58)

Cash flows from investing activities:
  Additions to property and equipment             (160)         -

Cash flows from financing activities:
  Repayment on long-term debt and
    capitalized lease obligations                  (42)        (8)
  Proceeds of short-term debt                      500          -

Net cash provided (used) by
      financing activities                         458         (8)

Net increase (decrease) in cash and cash
  equivalents                                       28        (66)
Cash and cash equivalents at beginning
  of period                                         35        464

Cash and cash equivalents at end of period      $   63    $   398


See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 27, 1997 and the results of operations for the three month periods ended September 27, 1997 and September 28, 1996 and changes in cash flows for the three month periods then ended. The results of operations for the three month period ended September 27, 1997 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note (1) to the Company's fiscal year 1997 financial statements which have been incorporated in form 10-K filed for the year ended June 28, 1997.

2.   Inventories consisted of the following (in thousands):
                              September 27, 1997  June 28, 1997
          Finished goods                $    -         $    -
          Work in process                    -             14
          Raw materials and supplies        13              8
                                        $   13         $   22

3. Three months of interest payments were due the primary lending institution at September 27, 1997 resulting in both the revolving credit and term loan being in default. Two months of interest totaling approximately $56,000 were paid on September 30, 1997 leaving September and subsequent accrued interest unpaid. The Company has recently been notified that its parent Companies have developed liquidity problems that resulted in them obtaining 60 day waivers from their banks effective October 14, 1997 and for their filing for reorganization in bankruptcy on November 8, 1997. The lending institution has initiated collection efforts against the bank issuing the $2,789,000 letter of credit serving as collateral for the revolving loan of $2,741,000. If the bank collects the $2,741,000, the Company will owe that money to the Newmax affiliate supplying the letter of credit and not the lending institution. It is unclear what actions the lending institution will take to collect the $1,408,000 term loan.

4. Earnings per common share has been determined on the basis of the weighted average number of common shares outstanding during the respective quarters. At September 27, 1997 and September 28, 1996 there was no dilutive effect from common stock options or warrants.

5. On October 15, 1997, the Company was served a summons in an action brought as the result of an accident involving a Company automobile. The total of the damages claimed in the causes of action is $7,700,000. The summons designates the Supreme Court State of New York, County of New York, as the place of trial. The Company plans a vigorous defense against this action.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to net sales.

                                   Three Months Ended In September

                                   Income and Expense
                                   Items as percent   Percent Change
                                       of sales         in dollars
                                        1997  1996    from 1996-1997

Net Sales                               100%  100%          (91)%

Cost of products sold                   449    90           (54)
     Gross Profit (loss)               (349)   10          (436)
Research, development & engineering      40     7           (46)
Selling and administration              153    23           (38)
Other deductions (income)               107    24           (53)

     Net earnings (loss)               (649)% (44)%         (36)%

Sales volume has decreased 91% from the same period in the prior year. Production volume has remained at a level where it is unable to absorb significant overhead. Shipment of products ceased prior to the end of the September 27, 1997 quarter and have not yet resumed. A significant increase in volume from the prior quarter would be required for the Company to reach breakeven for net earnings.

The Company continues to perform market research on products that could be sold by the Company. Spending on research, development and engineering has decreased 46% from the same period in the prior year.

Efforts have been made to reduce selling and administration costs as much as possible while maintaining all necessary services. This cost has decreased 38% from the prior year and represents 153% of net sales as a result of the historically low volume.

The consolidated balance sheet at September 27, 1997 reflects an approximate decrease of $500,000 in net working capital since fiscal year-end. This decrease is the result of an increase in short-term debt to fund the operating loss and capital improvements. Within the components of working capital, due to related parties increased by $111,000 as a result of increases in interest expense on related party debt remaining unpaid.







Liquidity and Capital Resources

The consolidated balance sheet at September 27, 1997 reflects an $42,000 reduction of long-term debt for the three month period. The Company owed three months interest to the primary lending institution as of September 27, 1997 resulting in both the revolving credit and term loan being in default. Two months of interest totaling approximately $56,000 were paid on September 30, 1997 leaving September and subsequent accrued interest unpaid.

The term loan note and the revolving credit note are secured by a mortgage on the real estate and a security interest in virtually all of the personal property of the Company. The term loan note is guaranteed by Newmax Co., Ltd., Tae Il Media Co., Ltd, and Mr. K.H. Chung. The Company has been advised that Newmax Co., Ltd. and Tae Il Media Co., Ltd. have obtained waivers of defaults in the payment of amounts due pursuant to their indebtedness from their institutional lenders and on November 8, 1997 have filed for reorganization pursuant to bankruptcy laws in Korea.

The Company has been dependent upon funds received from Newmax to continue operations. The Company has just been advised that Newmax has filed for bankruptcy protection in Korea, hence the likelihood of continued support of the Company is uncertain at this time. The Company has been unable to identify a substitute for this support and is unsure of what action will be taken by its lending institution to collect a $1,408,000 term loan, but has explained the action which that lending institution is taking to collect the $2,741,000 revolving credit loan in Note 3 to its financial statements. The Company will be unable to complete the installation and start-up for its battery assembly line without parent working capital. Management believes that the Company will be unable to remain viable unless there is continued parent company support.






















                     PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

        See note 5 to the consolidated financial statements included herein on page 6 for a discussion of current legal proceedings.

Item 3. Defaults Upon Senior Securities.

        Inadequate funds were generated by operations and received from Newmax to fund debt service during the quarter ended September 27, 1997 and during the current quarter, so the Company defaulted on the payment of accrued interest with respect to both its revolving credit note and its term loan note to its institutional lender. The amount of interest in default and in arrears is $55,000. As a result, the institutional lender accelerated payment of the $2,741,000 principal amount and accrued interest of the revolving credit note dated November 19, 1996 which had born interest at one percent (1%) below the prime rate. The Company does not have the funds to satisfy the principal amount and accrued interest of the revolving credit note. The interest rate of the revolving credit note has increased to one percent (1%) above the prime rate. Consequently, the institutional lender started collection proceedings against the letter of credit in the amount of $2,789,000 securing payment of the revolving credit note. An affiliated company, Tae Il Magnetics Co., Ltd, which had provided a mortgage on its real estate as collateral for that letter of credit, will become entitled to assert a claim against the Company for any amounts which may be collected from it by the institutional lender out of the pledge of its assets; however, the Company has been asked to grant to the bank which had issued that letter of credit a second mortgage on all of its assets as collateral for any excess of the amount of the letter of credit and the expenses of its collection over the net proceeds of the foreclosure sale of the collateral for the letter of credit.

     The November 26, 1997 maturity date of the $1,408,000 principal balance of the term loan note dated November 26, 1996 in the original principal amount of $1,450,000 which had born interest at the prime rate may be accelerated by the institutional lender without notice due to the default in payment of interest by the Company. The Company does not have the funds to satisfy the principal balance and accrued interest of the term loan note. The interest rate of the term loan note will increase after either demand or maturity to two percent (2%) above the prime rate.

        See note 3 on page 6 and the caption Liquidity and Capital Resources on page 8 for additional discussions concerning defaults on the revolving credit and term loan.







Item 5. Other Information.

        On November 8, 1997, Newmax (Company parent) and four related Korean affiliates filed for bankruptcy protection in Korea. Although it is too early to determine the impact this will have on the Company, it is apparent that the Company will not obtain the amount of support it has received in the past to stay in operation. Also see note 3 on page 6 and Liquidity and Capital Resources on page 8 for additional information.

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


Dated:  November 10, 1997