Form 10-Q
period 1997-12-27
NATIONAL MICRONETICS INC
filed 1998-02-05
CIK 70333

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q



(MARK ONE)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
         December 27, 1997.

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

                              Yes   X      No

    As of December 27, 1997, the registrant had 22,312,524 shares of Common Stock issued and outstanding.


                           NATIONAL MICRONETICS, INC.

                                      INDEX


Part I.  Financial Information:

    Consolidated Balance Sheets - December 27, 1997
      and June 28, 1997 ...................................  3

    Consolidated Statements of Operations - Three Months
      and Six Months Ended December 27, 1997, and
       December 28, 1996....................................  4

    Consolidated Statements of Cash Flows
      Six months Ended December 27, 1997 and
      December 28, 1996 ...................................  5

    Notes to Consolidated Financial Statements ............  6

    Management's Discussion and Analysis of the
      Financial Condition and Results of Operations .......  7,8


Part II.  Other Information ................................  8

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                           (In Thousands)

                                            Dec. 27,       June 28,
                                              1997          1997
                                           (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents               $   58         $   35
     Inventories                                 13             22
     Other current assets                       203            144

          Total current assets                  274            201

Property, plant and equipment, net            2,796          2,776
                                             $3,070        $ 2,977

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Current portion of long-term debt       $1,408         $1,450
     Revolving Loan                               -          2,741
     Short-term debt                          8,237          4,896
     Accounts payable                           518            407
     Accrued salaries and related expenses      190            248
     Other accrued expenses                     249            244
     Due to related parties, net              1,900          1,646
          Total current liabilities          12,502         11,632



Stockholders' deficit:
     Common stock ($.10 par value;
     authorized - 40,000,000 shares; issued
     and outstanding 22,312,524 shares)       2,231          2,231
     Additional paid-in capital              59,350         59,350
     Accumulated deficit                    (71,013)       (70,236)
          Total stockholders'
                    deficit                  (9,432)        (8,655)
                                           $  3,070       $  2,977

See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)
              (in thousands, except per share amounts)

                          Three Months Ended     Six Months Ended
                            Dec. 27, Dec. 28,    Dec. 27,  Dec. 28,
                               1997     1996        1997      1996

Net Sales                   $     -  $   692     $    73   $ 1,483
Cost and expenses:
 Cost of products sold          146      584         474     1,299
 Research, development
   and engineering               13       50          42       104
 Selling and administration      67      140         179       321
                                226      774         695     1,724
     Income (Loss) from
       operations              (226)     (82)       (622)     (241)


Other deductions (income):
 Interest expense               158      191         345       385
 Other (income) expense, net    (81)      (4)       (190)       (9)
                                 77      187         155       376

    Net earnings (loss)     $  (303) $  (269)    $  (777)  $  (617)

Basic earnings (loss) per
     common share           $ (0.01) $ (0.01)    $ (0.03)  $ (0.03)

Average common shares
     outstanding             22,313   22,313      22,313    22,313


See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (in thousands)

                                                Six Months Ended
                                                Dec. 27,   Dec. 28,
                                                  1997       1996
Cash flows from operating activities:
  Net income (loss)                             $ (777)   $  (617)
  Adjustments to reconcile net income
    (loss) to net cash provided (used) by
    operating activities:
     Depreciation and amortization                 190        216

     Retirements of property and equipment          96          -

  Changes in operating assets and liabilities:
   Decrease (Increase) in trade receivables          -        229
   Decrease (Increase) in inventories                9        151

   Decrease (Increase) in other current assets     (59)       (17)

   Increase (Decrease) in accounts payable
    and accrued expenses                            58        (24)

   Increase (Decrease) in due to related parties   254        (62)


Net cash provided (used) by
  operating activities                            (229)      (124)

Cash flows from financing activities:
  Purchases of plant and equipment                (306)         -
  Repayment on long-term debt                      (42)      (172)
  Payment of revolving loan by related party    (2,741)         -
  Increase in short-term debt to related parties 3,341          -
Net cash provided from (used by)
  financing activities                             252       (172)

Net increase (decrease) in cash and cash
  equivalents                                       23       (296)
Cash and cash equivalents at beginning
  of period                                         35        464

Cash and cash equivalents at end of period     $    58    $   168


See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 27, 1997 and the results of operations for the three month periods and six month periods ended December 27, 1997 and December 28, 1996 and changes in cash flows for the six month periods then ended. The results of operations for the six month period ended December 27, 1997 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set fourth in Note (1) to the Company's fiscal year 1997 financial statements which have been incorporated in form 10-K filed for the year ended June 28, 1997.

2.   Inventories consisted of the following (in thousands):
                              December 27, 1997  June 28, 1997
          Finished goods                $    -         $    -
          Work in process                    -             14
          Raw materials and supplies        13              8
                                        $   13         $   22

3. Three months of interest payments were due the primary lending institution at December 27, 1997 resulting in the term loan being in default. The Company has recently been notified that its parent Companies have developed liquidity problems that resulted in them obtaining 60 day waivers from their banks effective October 14, 1997 and for their filing for reorganization in bankruptcy on November 8, 1997. The lending institution has completed collection efforts against the bank issuing the $2,789,000 letter of credit serving as collateral for the revolving loan of $2,741,000. The Company now owes the $2,741,000 to the Newmax affiliate supplying the letter of credit and not the lending institution. It is unclear what actions the lending institution will take to collect the $1,408,000 term loan.

4. Earnings per common share has been determined on the basis of the weighted average number of common shares outstanding during the respective quarters. At December 27, 1997 and December 28, 1996 there was no dilutive effect from common stock options or warrants.

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


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended December 1997 Compared to December 1996
The following table sets forth, for the periods indicated the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to net sales.

                                   Six Months Ended In December
                                   Income and Expense
                                   Items as percent   Percent Change
                                   of sales-six months  in dollars
                                      1997    1996    from 1996-1997

Net Sales                             100%    100%          (95)%

Cost of products sold                 649      88          (172)
     Gross Profit (loss)             (549)     12          (318)
Research, development & engineering    58       7           (60)
Selling and administration            245      22           (44)
Other deductions (income)             212      25           (59)

     Net earnings (loss)           (1,064)%   (42)%         (26)%

Sales volume has decreased 95% from the same period in the prior year. Production volume has remained at a level where it is unable to absorb significant overhead. Shipment of products ceased prior to the end of the September 27, 1997 quarter and have not yet resumed.

The Company continues to perform technical and market research on products that could be sold by the Company. Spending on research, development and engineering has decreased 60% from the same period in the prior year.

Efforts have been made to reduce selling and administration costs as much as possible while maintaining all necessary services. Although this cost has decreased 44% compared to the prior year, it represents 245% of net sales as a result of the historically low volume.

The consolidated balance sheet at December 27, 1997 reflects a $797,000 decrease in net working capital since fiscal year-end. Within the components of working capital, short-term debt due to related parties increased by $600,000 plus the $2,741,000 revolving loan balance assumed by the related parties. Additions to plant exceeded depreciation expense by $116,000. The cash was used to repay bank debt of $42,000 and to offset continued losses.





Three Months Ended December 1997 Compared to December 1996

The three months ended December 27, 1997 had no net sales compared to $692,000 in the same quarter of the prior year. The Company received no orders for its older products and was unable to commence production of any new products.

Costs related to maintaining the facility continue to be charged to cost of products sold. It is anticipated that the facility will be utilized for new production. The same quarter in the prior year included much higher costs as it included a full range of direct and indirect product costs.

Research, development and engineering as well as selling and administration have been minimized as much as possible. In the same quarter of the prior year these costs were approximately double due to the active support of manufacturing operations.


Liquidity and Capital Resources

The consolidated balance sheet at December 27, 1997 reflects a $42,000 reduction of long-term debt for the six month period. The Company owed three months interest to the primary lending institution as of December 27, 1997 resulting in the term loan being in default.

The term loan note is secured by a mortgage on the real estate and a security interest in virtually all of the personal property of the Company. The term loan note is guaranteed by Newmax Co. Ltd., Tae
Il Media Co., Ltd., and Mr. K.H. Chung. The Company has been advised that Newmax Co., Ltd. and Tae Il Media Co., Ltd. have obtained waivers of defaults in the payment of amounts due pursuant to their indebtedness from their institutional lenders and on November 8, 1997 have filed for reorganization pursuant to bankruptcy laws in Korea.

The Company has been dependent upon funds received from Newmax to continue operations. The Company has been advised that Newmax has filed for bankruptcy protection in Korea, hence the likelihood of continued support of the Company is uncertain at this time. The Company has been unable to identify a substitute for this support and is unsure of what action will be taken by its lending institution to collect a $1,408,000 term loan. The Company will be unable to complete the installation and start-up for its battery assembly line without parent working capital. Management believes that the Company will be unable to remain viable unless there is continued parent company support.







                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     See note 5 to the consolidated financial statements included herein on page 6 for a discussion of current legal proceedings.

Item 3.  Defaults Upon Senior Securities

     Inadequate funds were generated by operations and received from Newmax to fund debt service during the quarter ended December 27, 1997 and during the current quarter, so the Company defaulted on the payment of accrued interest with respect to both its revolving credit note and its term loan note to its institutional lender. The amount of interest in default and in arrears is $41,000. As a result, the institutional lender accelerated payment of the $2,741,000 principal amount and accrued interest of the revolving credit note dated November 19, 1996 which had born interest at one percent (1%) below the prime rate. Consequently, the institutional lender completed collection proceedings against the letter of credit in the amount of $2,789,000 securing payment of the revolving credit note. An affiliated company, Tae Il Magnetics Co., Ltd, which had provided a mortgage on its real estate as collateral for that letter of credit, will become entitled to assert a claim against the Company for any amounts collected from it by the institutional lender out of the pledge of its assets; however, the Company has been asked to grant to the bank which had issued that letter of credit a second mortgage on all of its assets as collateral for any excess of the amount of the letter of credit and the expenses of its collection over the net proceeds of the foreclosure sale of the collateral for the letter of credit.

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







Item 5.  Other Information

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


Dated:  February 3, 1998