Form 10-Q
period 1998-03-28
NATIONAL MICRONETICS INC
filed 1998-05-08
CIK 70333

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q



(MARK ONE)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
         March 28, 1998.

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

                              Yes   X      No

    As of March 28, 1998, the registrant had 22,312,524 shares of Common Stock issued and outstanding.


                                 Total pages 10.



                           NATIONAL MICRONETICS, INC.

                                      INDEX


Part I.  Financial Information:

    Consolidated Balance Sheets - March 28, 1998
      and June 28, 1997 ...................................  3

    Consolidated Statements of Operations - Three Months
      and Nine Months Ended March 28, 1998, and
       March 29, 1997.......................................  4

    Consolidated Statements of Cash Flows
      Nine months Ended March 28, 1998 and
      March 29, 1997.......................................  5

    Notes to Consolidated Financial Statements ............  6

    Management's Discussion and Analysis of the
      Financial Condition and Results of Operations .......  7,8


Part II.  Other Information ................................  8,9

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                           (In Thousands)

                                            Mar. 28,       June 28,
                                              1998          1997
                                           (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents               $   12         $   35
     Inventories                                  -             22
     Other current assets                       370            144
          Total current assets                  382            201

Property, plant and equipment, net            2,687          2,776

                                             $3,069         $2,977

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt       $1,408         $1,450
     Revolving loan                             -0-          2,741

     Short-term debt                          8,317          4,896
     Accounts payable                           619            407
     Accrued salaries and related expenses      141            248
     Other accrued expenses                     257            244
     Due to related parties, net              2,102          1,646
          Total current liabilities          12,844         11,632



Stockholders' equity:
     Common stock ($.10 par value;            2,231          2,231
       authorized - 40,000,000 shares;
       issued and outstanding 22,312,524
       shares)
     Additional paid-in capital              59,350         59,350
     Accumulated deficit                    (71,356)       (70,236)
          Total stockholders'
            equity (deficit)                 (9,775)        (8,655)
                                            $ 3,069        $ 2,977

See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)
              (in thousands, except per share amounts)

                          Three Months Ended     Nine Months Ended
                            Mar. 28, Mar. 29,    Mar. 28,  Mar. 29,
                               1998     1997        1998      1997

Net Sales                   $   -0-  $   723     $    73   $ 2,206
Cost and expenses:
 Cost of products sold          165      709         639     2,008
 Research, development
   and engineering               17       58          59       162
 Selling and administration      62       61         241       382
                                244      828         939     2,552

     Income (Loss) from
       operations              (244)    (105)       (866)     (346)


Other deductions (income):
 Interest expense               232      180         577       565
 Other (income) expense, net   (133)     (24)       (323)      (33)
                                 99      156         254       532

    Net earnings (loss)     $  (343) $  (261)    $(1,120)  $  (878)

Basic earnings (loss) per
     common and common
     equivalent share       $ (0.02) $ (0.01)    $ (0.05)  $ (0.04)

Average common shares
     outstanding             22,313   22,313      22,313    22,313


See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (in thousands)

                                                Nine Months Ended
                                                Mar. 28,   Mar. 29,
                                                  1998       1997
Cash flows from operating activities:
  Net income (loss)                            $(1,120)   $  (878)
 Adjustments to reconcile net income
     (loss) to net cash provided (used) by
     operating activities:
     Depreciation and amortization                 284        316

     Retirements of property and equipment         111          -

  Changes in operating assets and liabilities:
   Decrease (Increase) in trade receivables         -         231
   Decrease (Increase) in inventories               22        178

   Decrease (Increase) in other current assets    (226)       (31)

   Increase (Decrease) in accounts payable
    and accrued expenses                           118         72

   Increase (Decrease) in due to related parties   456        (94)


Net cash provided (used) by
  operating activities                            (355)      (206)

Cash flows from financing activities:
Purchases of plant and equipment                  (306)
Repayment on long-term debt                       ( 42)      (172)
Payment of revolving loan by related party      (2,741)        -
Increase in short-term debt to related parties   3,421         -

Net cash provided (used) by
  financing activities                             332       (172)

Net increase (decrease) in cash and cash
  equivalents                                     ( 23)      (378)
Cash and cash equivalents at beginning
  of period                                         35        464

Cash and cash equivalents at end of period     $    12    $    86


See accompanying notes to consolidated financial statements.

               NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 28, 1998 and the results of operations for the three month periods and nine month periods ended March 28, 1998 and March 29, 1997 and changes in cash flows for the nine month periods then ended. The results of operations for the nine month period ended March 28, 1998 are not necessarily indicative of the results to be expected for the full year.

    The accounting policies followed by the Company are set fourth in Note
    (1) to the Company's fiscal year 1997 financial statements which have been incorporated in form 10-K filed for the year ended June 28, 1997.

2.  Inventories consisted of the following (in thousands):

                                  March 28, 1998  June 28, 1997

         Finished goods                $   -          $    -
         Work in process                   -              14
         Raw materials and supplies        -               8

                                       $   -          $   22

3. Six months of interest payments were due the primary lending institution at March 28, 1998 resulting in the term loan being in default. The Company has recently been notified that its parent Companies have developed liquidity problems that resulted in them obtaining 60 day waivers from their banks effective October 14, 1997 and for their filing for reorganization in bankruptcy on November 8, 1997. The lending institutuion has completed collection efforts against the bank issuing the $2,789,000 letter of credit serving as collateral for the revolving loan of $2,741,000. The Company now owes the $2,741,000 to the Newmax affiliate supplying the letter of credit and not the lending institution. It is unclear what actions the lending institution might take to collect the $1,408,000 term loan.

4. Earnings per common share has been determined on the basis of the weighted average number of common shares outstanding during the respective quarters. At March 28, 1998 and March 29, 1997 there was no dilutive effect from common stock options or warrants.

5. On October 15, 1997, the Company was served a summons in an action brought about as the result of an accident involving a Company automobile.
The total of the damages claimed in the causes of action is $7,700,000. The summons designates the Supreme Court State of New York, as the place of trial. The Company plans a vigorous defense against this action.



                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended March 1998 Compared to March 1997

The following table sets forth, for the periods indicated the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to net sales.
                                  Nine Months Ended In March
                                  Income and Expense
                                  Items as percent   Percent Change
                                      of sales         in dollars
                                       1998   1997    from 1997-1998
Net Sales                              100%   100%         ( 97)%

Cost of products sold                  875     91          ( 68)
    Gross Profit (loss)               (775)     9          (368)
Research, development & engineering     81      8          ( 64)
Selling and administration             330     17          ( 37)
Other deductions (income)              348     24          ( 52)

    Net earnings (loss)             (1,534)%  (40)%        ( 28)%

Sales volume has decreased 97% from the same period in the prior year. Production volume has remained at a level where it is unable to absorb significant overhead. Shipment of products ceased prior to the end of the September 27, 1997 quarter and have not yet resumed.

The Company continues to perform technical and market research on products that could be sold by the Company. Spending on research, development and engineering has decreased 64% from the same period in the prior year.

Efforts have been made to reduce selling and administration costs as much as possible while maintaining all necessary services. Although this cost has decreased 37% compared to the prior year, it represents 330% of net sales as a result of the historically low volume.

The consolidated balance sheet at March 28, 1998 reflects a decrease of $1,031,000 in net working capital since fiscal year-end. Within the components of working capital, short-term debt due to related parties increased by $680,000 plus the $2,741,000 revolving loan balance assumed by the related parties. Due to related parties increased by $456,000 representing accrued interest on short-term debt due to related parties. Additions to plant exceeded depreciation expense by $22,000. The cash was used to repay bank debt of $42,000 and to offset continuing losses.








Three Months Ended March 1998 Compared to March 1997

The three months ended March 28, 1998 had no net sales compared to $723,000 in the same quarter of the prior year. The Company received no orders for its older products and was unable to commence production of any new products.

Costs related to maintaining the facility continue to be charged to cost of products sold. It is anticipated that the facility will be utilized for new production. the same quarter in the prior year included much higher costs as it included a full range of direct and indirect product costs.

Research, development and engineering as well as selling and administration have been minimized as much as possible. In the same quarter of the prior year these costs combined were approximately double due to the active support of manufacturing operations.

Liquidity and Capital Resources

The consolidated balance sheet at March 28, 1998 reflects a $42,000 reduction of total long-term debt for the nine month period. The Company owed six months interest to the primary lending institution as of March 28, 1998 resulting in the term loan being in default.

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

The Company has been dependent upon funds received from Newmax to continue operations. The Company has been advised that Newmax has filed for bankruptcy protection in Korea, hence the likelihood of continued support of the Company is uncertain at the time. The Company has been unable to identify a substitute for this support and is unsure of what action will be taken by its lending institution to collect a $1,408,000 term loan.
The Company will be unable to complete the installation and start-up for its battery assembly line without parent working capital. Management believes that the Company will be unable to remain viable unless there is continued parent company support.

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
See note 5 to the consolidated financial statements included herein on page 6 for a discussion of current legal proceedings.

Item 3.  Defaults Upon Senior Securities
Inadequate funds were generated by operations and received from Newmax to fund debt service during the six months ended March 28, 1998 and during the current quarter, so the Company defaulted on the payment of accrued interest with respect to both its revolving credit note and its term loan note to its institutional lender. The amount of interest in default and in arrears is $70,000. As a result, the institutional lender accelerated payment of the $2,741,000 principal amount and accrued interest of the revolving credit note dated November 19, 1996 which had born interest at one percent (1%) below the prime rate. Consequently, the institutional lender completed collection proceedings against the letter of credit in the amount of $2,789,000 securing payment of the revolving credit note.
An affiliated company, Tae Il Magnetics Co., Ltd, which had provided a mortgage on its real estate as collateral for the letter of credit, will become entitled to assert a claim against the Company for any amounts collected from it by the institutional lender out of the pledge of its assets; however, the Company has been asked to grant to the bank which had issued that letter of credit a second mortgage on all of its assets as collateral for any excess of the amount of the letter of credit and the expenses of its collection over the net proceeds of the foreclosure sale of the collateral for the letter of credit.

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



                                  By   Yoon H. Choo

                                     Dr. Yoon H. Choo
                                       President, Chief
                                       Executive Officer
                                       and Treasurer
                                       (Principal Financial
                                       Officer)


Dated:  May 4, 1998