Form 10-K
period 1998-06-27
NATIONAL MICRONETICS INC
filed 1998-10-15
CIK 70333

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549
                                  FORM 10-K
(MARK ONE)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 27, 1998.
                OR
  [   ]    Transition Report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934.

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

The aggregate market value of the Common Stock held by non-affiliates as of August 26, 1998 was $20,000. For purposes of determining this number all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of August 26, 1998, the registrant had 22,312,524 shares of Common Stock issued and outstanding.

Index to Exhibits is on sequential page No. 22.  Total pages 53.
                                   PART I
Item 1. Business

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

In reliance primarily upon assembly facilities owned and operated by its parent company, Newmax, sales revenue attributable to its parent companies and debt financing supplied or guaranteed by its parent companies or its affiliated companies between May 10, 1991 and September 1997, the Company had been principally an integrated manufacturer of magnetic recording heads primarily for computer disk drives. The Company has been performing pilot projects concerning ferrite bars, cores and recording head assemblies. The Company has installed a sealed lead acid battery manufacturing line.
However, the Company has not been able to secure funding to cover the initial operating expenses for the battery manufacturing, mainly due to the debt restructuring in both Tae Il and Newmax, and the battery line is not operational at present. Moreover, the Company has been negotiating a contract to sell the building in which the sealed lead acid battery manufacturing line has been installed, so if that contract is made and consummated, the Company will have to install that manufacturing line either in another building which it owns or in a building to be leased. The Company can make no assurances that funding will be provided to commence manufacturing sealed lead acid batteries or to carry on any other business.


Sales and Customers

The Company's computer products had been sold to original equipment manufacturers. Because product life cycles for computer products are relatively short, sales in one period were not necessarily indicative of future sales. At any given time, the Company was likely to be dependent on sales of specific computer products to specific customers. Please refer to note 9 to the consolidated financial statements on pages 43 to 44 for an analysis of export sales of computer products, exports of which comprised 100% of net sales in fiscal 1998.

The past sales and customers of the Company may not be indicative of its future sales and customers, since during the two fiscal years ended June 24, 1995, the Company had sold most of its assembly line production equipment for manufacturing ferrite cores and slider assemblies. The Company is contemplating selling sealed lead acid batteries at such time as funds needed to commence operations can be made available by its affiliated companies or can be supplemented by its selling some of its real estate; however, no assurance can be made that funds will be made available for that purpose.



In fiscal 1998, one customer, Newmax, accounted for 100% of net sales on a consolidated basis. Newmax operates in South Korea and has recently been subject to business disruptions caused by debt restructuring. See footnote 9 on pages 43 to 44 for a summary of major customers and footnote 10 to the consolidated financial statements on pages 44 and 45 for a discussion of related party transactions.

Backlog

A comparison of backlog at fiscal year-end is shown below:

      June 27, 1998          June 28, 1997
        $   -0-  (in thousands)  $   35

Backlog (primarily Newmax orders at June 28, 1997) included only those orders for which a delivery schedule has been specified by the customer, although such orders may be subject to cancellation or modification by the customer without significant penalty. Sales fluctuations are not seasonal and often are not anticipated. As of September 19, 1997, all backlog orders had been completed and there were no new orders.

Competition

The Company's principal market had been supplying recording heads primarily for computer disk drives. Newmax, Tae Il and their related entities (see
Item 10, under the caption Relationships and Beneficial Interests) are larger and better capitalized than the Company, which has become almost entirely dependent upon them for working capital, assembly facilities, personnel, sales revenue and for bank loan financing. Physical proximity to customers did not significantly affect competition for computer components due to low shipping costs for this small and light product. Competition was principally in the areas of price, quality and product performance.

The plans of the Company to enter the new, unrelated, highly competitive sealed lead acid battery market have been frustrated not only by the lack of working capital from its affiliated companies but also by its own efforts to avoid foreclosure by selling the facility which had been modified in order to manufacture sealed lead acid batteries. The desired sales proceeds of that facility would not suffice without additional capital from affiliated companies to enable the Company to modify another facility and to commence production of sealed lead acid batteries. The Company has not yet ascertained whether there are other markets in which it will actively compete if working capital could be made available for that purpose by its affiliated companies, which currently are subject to Korean judicial proceedings pursuant to which moratoriums deferring payment of their creditors have been granted after approval by creditors as to Tae Il Media Co., Ltd. by the Suwon District court on September 4, 1998 and as to Newmax Co., Ltd. by the Cheongju District Court on September 15, 1998. The Company can make no assurances that funding needed to compete in the sealed lead acid battery market or any other markets ever will be made available to the Company.


Research, Development and Engineering

During fiscal years 1998 and 1997 the Company spent approximately $81,000 and $209,000, respectively, in connection with continuing engineering and product development of computer related products. Research and engineering efforts during this period had been directed toward the enhancement of its floppy disk drive and tape drive recording head products. For the past several years there has been substantial direct support from Newmax and Tae Il of manufacturing operations and current product lines.

Employees

At June 27, 1998 the Company actively employed 10 persons working three days per week.

Environmental Compliance

The material effects that compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment upon the future capital expenditures or earnings of the Company are described in Item 3, Legal Proceedings and are relevant to the capital and operating budgets for production of sealed lead acid batteries.

Item 2. Properties

The Company's corporate offices are located at 71 Smith Avenue, Kingston, New York, 12401. The Company's operations are conducted from 83,000 square feet of facilities located in Kingston, New York, owned by the Company, and mortgaged to an institutional lender to secure a term loan note which matured in November 1997 and remains due and payable. Most of those facilities are not utilized. If the facility which had been set up for sealed lead acid battery production is sold to avoid foreclosure of the mortgage, then an adjacent facility will have to be set up for that purpose at such time as affiliated companies of the Company can supply adequate working capital within the constraints of the judicial mediation and debt moratorium proceedings to which they are subject in Korea. It is anticipated that new equipment for battery production will be leased from a related party at fair market value when and if production orders are obtained. In addition to the above, the Company sold a 5,400 square foot building on September 7, 1995 and a 5,000 square foot building on August 22, 1997. The Company has a vacant building totalling 37,000 square feet, which remains available.

However, the Company has inadequate cash flow to satisfy the notes secured by the mortgage matured in November 1997. Currently, the company is in negotiation to sell its 83,000 square foot facility and the proceeds will be used to pay off the note and accrued interest; however, the Company can make no assurance that that sale will be consummated. The Company believes that its 37,000 square foot facility is in good working condition and is adequate for the current conduct of its business. The Company has sold or disposed of idle and obsolete equipment and could not return to the computer component production volumes of previous years without significant changes in operations or use of subcontractors. The Company was dependent upon its parent companies for contract production computer component assembly facilities. See Item 1 above and note 2 to the consolidated financial statements on page 39 for a discussion of efforts to overcome under utilization of facilities.

Item 3. Legal Proceedings

The Company is a defendant in a lawsuit brought about as the result of an accident involving a Company automobile. The lawsuit was commenced by John Conklin and Nancy Conklin against the Company on October 15, 1997 and against Mr. Montgomery Lee in the Supreme Court for the State of New York for the County of New York and claims damages aggregating $7,700,000 in regard to an accident involving a car leased by the Company. Mr. Montgomery Lee is the son of Dr. Heehwan Lee, a director and the vice president of operations of the Company. The Company's insurer has assumed responsibility and is defending the Company; however, the damages claimed exceed the $300,000 policy limits. The Company has filed an answer and is cooperating with discovery. Depositions are scheduled for October 1998. After consulting with counsel, the Company has determined that it is not possible at this time to estimate the amount of damage, if any, that may ultimately be incurred. Accordingly, no provision has been made in the financial statements of the Company.

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


         Fiscal Year (ending in June)    High           Low

     1998
      First Quarter                   $  .002      $   .002
      Second Quarter                     .002          .002
      Third Quarter                      .005          .002
      Fourth Quarter                     .005          .002
     1997
      First Quarter                      .001          .001
      Second Quarter                     .005          .001
      Third Quarter                      .01           .001
      Fourth Quarter                     .005          .002

(b). Approximate Number of Equity Security Holders

The approximate number of holders of record of the Company's common stock as of June 30, 1998 was 2,500.

(c). Dividends

The Company has not paid any cash dividends on its Common Stock. Due in part to the working capital deficiency of nearly $13,000,000 and the stockholders' deficiency of $9,819,000 as of June 27, 1998, the Company does not anticipate paying dividends for the foreseeable future.


(d). No Sales of Unregistered Equity Securities

Within the fiscal year ended June 27, 1998 and thereafter, the Company has not sold any equity securities which were not registered under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

                 Selected Consolidated Statement of Operations Data
                    (in thousands, except per share amounts)

                                     Year Ended In June
                              1998      1997    1996     1995      1994
Net sales                   $    73  $ 2,682  $ 4,151  $ 3,822  $ 7,227
Cost of products sold           803    2,556    3,605    3,849    7,777
Gross profit (loss)            (735)     126      546      (27)    (550)
Research, development
 and engineering expense         81      209      231      259      481
Selling and administration
 expense                        314      489      849      712      816
Loss before income taxes     (1,599)  (1,267)  (1,336)  (1,599)  (2,699)
Net loss                     (1,599)  (1,267)  (1,336)  (1,599)  (2,699)
Net loss per common share   $ (0.07) $ (0.06)  $(0.06) $ (0.07) $ (0.12)
Weighted average shares
 outstanding                 22,313   22,313   22,313   22,313   22,313
   Cash dividends                    -        -        -        -        -


               Selected Consolidated Balance Sheet Data
                               (in thousands)

                                   Year Ended in June
                              1998      1997      1996      1995     1994
Working capital
   deficiency             $(12,584) $(11,431) $(11,069) $(10,806) $(11,267)
Total assets                 2,807     2,977     4,817     5,400     5,449
Long-term debt and lease
 obligations, including
 current portion             1,420     4,191     4,363     4,626     4,494
Stockholders' deficiency    (9,819)   (8,655)   (7,933)   (7,059)   (6,514)


The reasons for the significant changes in net sales and gross profit margin, the significant net losses and the decline in assets are discussed at Item
7, Management's Discussion and Analysis of Financial Condition, and Results of Operations. The reasons that enable the Company to operate with a working capital deficiency are discussed on page 11 under the caption Liquidity and Capital Resource.




The lack of any sales of computer products during the last twelve months make the financial information for the four fiscal years ended June 28, 1997 of questionable comparability with the financial information for the fiscal year ended June 27, 1998. The pending negotiations to sell the facility where sealed lead acid battery equipment has been installed and the inability to plan when production and sales of sealed lead acid batteries will commence in another facility are material uncertainties which make the financial information for the five fiscal years ended June 27, 1998 not to be indicative of the future financial condition of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 1994 began with increasing volume of double MIG slider sales as well as an increase in sales of floppy recording head bars. The sale of MIG products dropped significantly after December 1993 and stopped by the end of February 1994. Sales of floppy recording head bars increased significantly beginning in February 1994 and represented the majority of sales recorded for the rest of The fiscal year. The Company continued efforts to obtain orders for double MIG products throughout fiscal 1994. The dramatic changes in disk drive design and ready availability of thin-film recording heads combined to make a very difficult market for selling double MIG products.

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

Fiscal 1997 has sales of non-ferrite products to unrelated parties only in the first quarter. The vast majority of sales for the year were unfinished floppy disc recording head products sold to related parties (Newmax). The gross profit margin remained positive for the second year in a row even though sales declined by 35%. By the fourth quarter, sales declined significantly and most employees were working a reduced number of hours at reduced pay. Significant effort was devoted to consolidating remaining operations to a reduced square footage to make room for the battery manufacturing line.

Fiscal 1998 began with the installation of the battery manufacturing line with equipment consigned from a related party, and the production of recording head products was suspended. Consequently, revenues from recording head products ceased, so obligations to its primary institutional lender could not be satisfied by the Company and funds had to be borrowed from related companies or had to be obtained from the disposal of equipment, since no revenues were realized from the as yet non-operational sealed lead acid battery manufacturing line. The installation was completed in November 1997, but the Company could not proceed with the manufacturing operation due to the discontinuation of the funding from a related party.


Fiscal Year Ended June 27, 1998 ("1998")
Compared to
Fiscal Year Ended June 28, 1997 ("1997")

Net Sales.

The Company's net sales decreased by $2,609,000 or 97%, from 1997. The decrease is due to the suspension of sales of recording head products, which caused a decline in sales to Newmax of $2,414,000 and a decline in sales of ballast of $195,000.

Gross Profit.

Gross profit, as a percentage of sales, declined dramatically to (1,000%) from 5% in 1997. This decline in performance is due to the significant decline in sales combined with the inability to further reduce significant overhead items such as electricity, real estate taxes, and etc.

Research, Development and Engineering.

Research, development and engineering ("R&D"), as a percentage of sales, increased from 8% in 1997 to 110% in 1998. This is due to a cessation of sales after the first quarter, without a cessation of development and engineering support.

Selling and Administration.

Selling and administration expenses ("S&A"), as a percent of sales, increased from 18% in 1997 to 430% in 1998. The increase in S&A as a percent of sales is due to cessation of sales after the first quarter, without a cessation of selling and administration expenses.

Interest Expense.

Interest expense increased by $58,000 or 8% from 1997 to 1998. This is due to increases in related party debt and increases in the rate of interest on bank debt due to the defaults in payment of bank debt.



Total Assets.

Total assets declined by $170,000 or 6% from 1997 to 1998. This is primarily due to a reduction of prepaid and other current assets, but also due to the absence of inventories and a reduction of cash. Although dispositions of nearly fully depreciated machinery and equipment materially reduced property, plant and equipment, at cost and accumulated depreciation and amortization, the impact on total assets of those old equipment dispositions was offset by an increase in buildings and improvements attributable to the installation of a line for manufacturing sealed lead acid batteries.


Fiscal Year Ended June 28, 1997 ("1997")
Compared to
Fiscal Year Ended June 29, 1996 ("1996")

Net Sales.

The Company's net sales decreased by $1,469,000, or 35%, from 1996. The decrease is due to a decline in sales of tee-shirts of $400,000, a decline in sales to Newmax of $276,000 and a decline in sales of ferrite products to other customers of $793,000.

Gross Profit.

Gross profit, as a percentage of sales, declined from 13% in 1996 to 5% in 1997. This decline in performance is due to the significant decline in sales combined with the inability to further reduce significant overhead items such as electricity, real estate taxes and etc.

Research, Development and Engineering.

Research, development and engineering ("R & D"), as a percentage of sales, increased from 6% in 1996 to 8% in 1997. This is due to a reduction in sales, but a constant level of development and engineering support.

Selling and Administration.

Selling and administration expenses ("S&A"), as a percent of sales, decreased from 20% in 1996 to 18% in 1997. The decline in S&A as a percent of sales is due to significant bad debt recoveries in 1997, and a reduction in marketing staff and expenses for new products.

Interest Expense.

Interest expense decreased by $125,000 or 14% from 1996 to 1997. This is due to a reduction in interest expense on related party debt of $70,000 based upon a revised method of calculation and reduction in bank interest of $55,000 primarily due to a negotiated rate decrease of 1% during November 1996.

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

Liquidity and Capital Resources

The Company entered into an agreement with a lending institution on May 10, 1991. On April 30, 1992 this loan was converted from a $4,000,000 one year renewable loan to a loan with a fixed repayment plan. On November 19, 1996 the lending institution agreed to a modification of repayment terms resulting in payment due November 18, 1997. This loan has been collateralized by a Newmax affiliate (guarantor). The $2,741,000 loan was in default before its maturity on November 18, 1997. The institutional lender completed collection proceedings against a Korean bank letter of credit in the amount of $2,789,000 securing payment of the revolving credit note. An affiliated company which had provided a mortgage on its Korean real estate as collateral for that Korean bank letter of credit will become entitled to assert a claim against the Company for all amounts collected from it by the institutional lender out of the pledge of its assets.

The Company entered into a $3,000,000 term loan agreement with the same lending institution on November 5, 1991. On November 26, 1996 the lending institution agreed to a modification of repayment terms resulting in no principal payments due until the November 26, 1997 maturity. The balance remaining unpaid on this loan is $1,408,000 and $1,450,000 as of June 27, 1998 and June 28, 1997, respectively. Monthly interest payments have not been made since August 1997. The lender has initiated collection. The amount of interest in default and in arrears pursuant to the $1,450,000 note was $126,000 as of June 27, 1998. The rate of interest of the $1,450,000 term loan note was the prime rate of Citibank, N.A. until the earlier of November 26, 1997, which was its maturity date, or December 16, 1997, which was the date of the demand for payment of $1,408,000 of principal and $30,252.44 of accrued interest, and thereafter became two percent (2%) above the interest rate of eight and one half percent (8.5%) in affect on that date. The Company does not have the funds to satisfy the principal balance and accrued interest of the term loan note;however, no foreclosure action as yet has been instituted by the primary institutional lender of the Company. The Company believes that the forbearance of this primary lending institution may be due to the on-going negotiations by the Company to dispose of part of the real estate which is collateral for the mortgage securing the term loan note at a price which, if obtained, would enable the Company to satisfy the term loan note but no assurance can be made that such a disposition will be consummated.

The $ 1,408,000 term loan is secured by substantially all the assets of the Company, including a first mortgage on the facilities of the Company in Kingston, New York. The term loan has been guaranteed by the related parties Newmax, Co., Ltd., Tae Il Media Co., Ltd. and Mr. K.H. Chung. The Company has been advised that Newmax Co., Ltd. and Tae Il Media Co., Ltd. on October 14, 1997 had obtained waivers of defaults in the payment of amounts due pursuant to their indebtedness from their institutional lenders and on November 8, 1997 had filed for reorganization pursuant to bankruptcy laws in Korea so that they might become entitled to a two-year moratorium on the repayment of certain obligations to certain creditors. The debt restructuring plan of Tae Il Media Co., Ltd. was accepted by its creditors and was approved by Suwon District Court in Korea on September 4, 1998. The debt restructuring plan of Newmax Co., Ltd. was accepted by its creditors and was approved by Cheongju District Court in Korea on September 15, 1998. The Company can make no assurance that its primary lending institution will continue to forebear from foreclosing on the mortgage if its negotiations to sell part of the collateral for that mortgage should not yield funds to satisfy the mortgage indebtedness in a reasonable amount of time.

Working capital consists of very little current assets as there was neither inventory nor orders for products at year-end. Current assets will remain very low until battery production commences or orders are obtained for other products. It is anticipated that related party assistance will be necessary to finance working capital needs for inventory and accounts receivable when and if orders for new products are obtained.

The Company had commitments for capital expenditures of $463,706 as of June 27, 1998. These capital expenditures pertain to the installation of the sealed lead acid battery line. Capital expenditures exceeded depreciation during the fiscal year ended June 27, 1998, but depreciation had exceeded capital expenditures during the three prior fiscal years ended June 28, 1997 by at least $300,000 per year. Required repayments of long-term debt for fiscal 1999 are around $1,600,000 so long as the Company may rely on oral assurances that the Company will not be asked to repay the revolving credit note. The primary lending institution has issued notices of default,but has not initiated any legal action against the Company.

The Company is hopeful that funds generated by facility sales proceeds and received from Newmax will be adequate to fund production, new product development, debt service and other operational needs. Although there is no firm commitment, affiliated parties and parents are expected to advance funds on a short-term as needed basis to offset operational cash shortfalls. Management believes that the combination of sales of manufacturing facilities, reduction in overhead spending, continued cooperation of parent companies and their affiliates, start up of a sealed lead acid battery manufacturing line and cooperation of the institutional lender will enable the Company to remain viable for the next twelve months. The Company cannot assure that it will receive funds needed from its affiliates to be able to commence production of sealed lead acid battery manufacturing line during the next twelve months.



See note 2 to the Company's consolidated financial statements included herein (page 39) for a further discussion of liquidity and management's action plan.

Item 8. Financial Statements and Supplementary Data

The information called for by item 8 is set forth on pages 30 to 46 and listed on page 27 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



                            PART III
Item 10.  Directors and Executive Officers of the Registrant
                                                            Shares Owned
                       Position with                        As a Percentage
Name, Age and           Company or              Director    Of Outstanding
Committee Membership   Principal Occupation       Since          Shares
Dr. Yoon H. Choo,......Chairman, President,       1990               -
60                     Chief Executive Officer,
                       Secretary and Treasurer

Dr. Heehwan Lee,.......Vice President and         1990     (1) (2)   -
48                     Chief Operations Officer



Mr. K.H. Chung,........President, Tae Il Media    1990     (1) (2)   -
53                     Co., Ltd. Ansan City &
                       Seoul, Korea

All directors and officers as a group (3 persons)....      (1) (3)   -

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

Dr. Heehwan Lee has been a director since December 1990. He was elected Director and Vice President and Chief Operations Officer on March 1, 1992. He has been Vice President of Tae Il Media Co., Ltd. since August 1986. He had been Vice President of Newmax from August 1990 until March 29, 1994. Newmax and Media are parents and affiliates of the Company and are engaged in businesses which had been similar to that of the Company. From July 1975 to July 1986 he was a Senior Researcher with the Korean Agency for Defense Development.

Mr. K.H. Chung has been a director since December 1990. He has been Representative Director and President of Tae Il Media Co., Ltd. since October 1983. He had been president of Tae Il Magnetics Co., Ltd., from July 1987 until March 29, 1994. He had been president of Newmax Co., Ltd. from August 1990 until March 29, 1994. Newmax, Tae Il Media and Tae Il Magnetics are parents and affiliates of the Company and had been engaged in businesses which had been similar to that of the Company. He previously had more than seventeen years experience with Hanil Textile Co., Ltd. as Chief of the Corporate Planning Board.

While the value of the Korean won on foreign exchange markets was declining dramatically and unprecedented numbers of Korean companies nearly simultaneously were defaulting on their obligations or filing for Korean bankruptcy law protection, Tae Il Media Co., Ltd., of which Mr. K. H. Chung is the President and the Representative Director and Dr. Heehwan Lee is a Director, and its affiliated companies, including Newmax Co., Ltd. on October 14, 1997 obtained waivers of defaults in the payments of amounts due pursuant to their indebtedness to institutional lenders and on November 8, 1997 filed for mediation or reorganization pursuant to bankruptcy laws in Korea so that they might become entitled to a two-year moratorium on the repayment of certain obligations to certain creditors. The debt restructuring plan of Tae Il Media Co., Ltd. was accepted by its creditors and was approved by the Suwon District Court in Korea on September 4, 1998. The debt restructuring plan of Newmax Co., Ltd. was accepted by its creditors and was approved by the Cheongju District Court in Korea on September 15, 1998.




Relationships and Beneficial Interests

Newmax designated Mr. K.H. Chung, Dr. Yoon H. Choo and Dr. Heehwan Lee as nominees pursuant to its right to designate a majority of the directors to be nominated pursuant to the Stock Purchase Agreement dated November 30, 1990 between Newmax and the Company.

Newmax owns 47.1 percent of the common stock of the Company. Pursuant to the Stock Purchase Agreement dated November 30, 1990 between the Company and Newmax, Newmax may agree to purchase additional shares of common stock of the Company from time to time in an amount (presently 2,000,000 shares) which will enable Newmax to own more than 50 percent of the issued and outstanding shares of common stock of the Company. This provision directly inures to the benefit of Newmax and may be deemed indirectly to inure to the benefit of Tae Il Media Co., Ltd. ("Media"), Tae Il Magnetics, Co., Ltd. (Magnetics) Mr. K.H. Chung, Dr. Heehwan Lee, and Mr. Yoon K. Choo. This provision does not extend to other holders of the common stock of the Company.

Until March 29, 1994, Mr. K.H. Chung was the representative director and the president of Newmax and Dr. Heehwan Lee was a director and vice president of Newmax. Media and Magnetics combined owned 28 percent of the capital stock of Newmax as of June 27, 1998.

Mr. K. H. Chung owns approximately 1 percent of the capital stock of Media and is a representative director and the president of Media and Dr. Heehwan Lee a director and vice president of Media. Mr. Yoon K. Choo is a director and the chairman of the board of directors of Media. Media owns almost 19 percent of the capital stock of Dae Bang Venture Capital Co., Ltd., which owns 7.1 percent of the common stock of the Company. Media owns approximately 12 percent of the capital stock of Newmax as of June 27, 1998.

Mr. K.H. Chung owns approximately 6 percent of the common stock of Magnetics. Until March 29, 1994, Mr. K.H. Chung was the representative director and the president of Magnetics. Magnetics owns 16 percent of the capital stock of Newmax as of June 27, 1998.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) of the Securities and Exchange Commission during its most recent fiscal year ended June 27, 1998 and any written representation from a reporting person that no Form 5 is required, no person who, at any time during the fiscal year ended June 27, 1998, was a director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis, as of disclosed in the above Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the most recent fiscal year ended June 27, 1998 or prior fiscal years except certain new directors of Newmax Co., Ltd. Each of whom, as a director of Newmax Co., Ltd. may be deemed to be a beneficial owner of more than ten percent of the outstanding shares of common stock of the Company. See Item 12 on pages 19 to 20.

Transactions with Management and Others

Newmax, Media, Magnetics, or their affiliates have made payments to the Company or its subsidiaries for property or services. In particular, the Company sold to Newmax in fiscal 1997 and 1995 equipment comprising machining assembly lines and other excess equipment in exchange for cash in an amount equal to fair market value, as determined by an independent appraisal in 1991, and by subsequent determinations by employees of the Company, ($157,000 and $1,281,000 in fiscal 1997 and 1995, respectively), of that equipment. Furthermore, the Company or its subsidiaries have made payments to Newmax, Media, Magnetics or their affiliates for property or services in amounts material to the Company. Nearly $6 million has been borrowed by the Company at 8 percent interest from Gigamax Corporation and Tae Il U.S.A., Inc., both of which are controlled by Dr. Yoon H. Choo, President of the Company. Techmedia International Corporation ("Techmedia"), which is wholly owned by Media and has the same president as Newmax, has occasionally advanced funds
to the Company.   Payment of interest with respect to fiscal years 1998, 1997 and 1996, however, was forgiven. See note 10 to the Company's consolidated financial statements included herein (pages 44 and 45) for a further discussion of related party transactions.

See also Item 7, Liquidity and Capital Resources, for a discussion of loans obtained by the Company with the assistance of guarantees provided by Newmax and other related parties. See note 5 to the Company's consolidated financial statements included herein (page 40) for a further discussion of short-term debt and related party assistance and note 6 (page 41) for a further discussion of long-term debt and related party assistance.

Board and Committee Meetings

The Board of directors has a standing Audit Committee, but does not have a Nominating Committee or Compensation Committee.

The functions of the Audit Committee include recommending the appointment of independent auditors, reviewing with the independent auditors the results of the annual audit, reviewing the independence of the auditors, determining the appropriateness of fees for audit and non-audit services provided by independent auditors and reviewing transactions between the Company and associates of the directors or officers of the Company. During fiscal 1998, 1997 and 1996 there were no meetings of the Board of Directors, and no meetings of the Audit Committee. The Independent Public Accountants attended no meetings.


Item 11. Executive Compensation

Summary Compensation Table

The compensation of the chief executive officer of the Company for services rendered to the Company and its subsidiaries is set forth below:

Name and Principal Position        Year        Annual Salary

Dr. Yoon H. Choo,                  1998         $ 80,000
Chairman, President and Chief      1997         $ 80,000
Executive Officer                  1996         $ 80,000

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


Board Interlocks and Insider Participation

Dr. Yoon H. Choo and Dr. Heehwan Lee served as officers of the Company and as members of the Board of Directors for fiscal 1998 and as such, were entitled to participate in deliberations of the Board of Directors concerning executive officer compensation.

Dr. Yoon H. Choo is a director and president of Gigamax Corporation and of Tae Il USA, Inc., which are affiliates of the Company.

Dr. Heehwan Lee was a director and vice president of Newmax until March 29, 1994 and is a director and vice president of Media, both of which are parents of the Company.

Mr. K.H. Chung also served as a member of the Board of Directors of the Company for fiscal 1998 and, as such, was entitled to participate in deliberations of the Board of Directors concerning executive officer compensation. He is the president and a representative director of Media, which is an affiliate of the Company. Until March 29, 1994 he was the president and representative director of Magnetics and of Newmax. He owned 1 percent of the capital stock of Media and 6 percent of the capital stock of Magnetics.

See Transactions with Management and Others on page 16. Also see Relationships and Beneficial Interests on pages 15-16 with respect to the ownership by Media and Magnetics of 28 percent of the outstanding shares of capital stock of Newmax, and the ownership by Newmax of 47.1 percent of the outstanding shares of common stock of the Company, as well as the ownership by Media and Magnetics combined of 21 percent of the capital stock of Dae Bang Venture Capital Co., Ltd., which owns 7.1 percent of the outstanding shares of capital stock of the Company.

Mr. K.H. Chung, who is a director of the Company, a representative director and president of Media, a 1 percent stockholder of Media, and a 6 percent stockholder of Magnetics, has a direct material interest in the credit enhancement which he personally provides to the Company and may be deemed to have an indirect material interest in the transactions between the Company and each of Media and Newmax, and in the credit enhancements provided by Newmax and Media to the Company, as described in notes 5, 6 and 10 to the consolidated financial statements on page 41 and 44 to 45. The Company owed Newmax $125,400 and Media $210,000 as of June 27, 1998. The notice of default on November 28, 1997 in respect of the $2,741,000 revolving credit loan and the notice of default on December 16, 1997 of the $1,408,000 term loan of the Company intensified Mr. K. H. Chung's interest due to his personal guaranty and the guaranties of Newmax and Media.

Dr. Heehwan Lee, who is a director and the vice president and chief operations officer of the Company and the son-in-law of Mr. Yoon K. Choo, may be deemed to have a material indirect interest in the transactions between the Company and each of Media and Newmax, and in credit enhancements provided by Newmax and Media to the Company, as described in notes 5, 6, and 10 to the consolidated financial statements on pages 40 to 41 and 44 to 45, because of his official relationships with Media and because the father-in-law of Dr. Heehwan Lee, Mr. Yoon H. Choo, is a director and chairman of the board of directors of Media. The Company owed Newmax $125,400 and Media $210,000 as of June 27, 1998. The notice of default on November 28, 1997 in respect of the $2,741,000 revolving credit loan and the notice of default on December 16, 1997 of the $1,408,000 term loan intensified Dr. Heehwan Lee's interest because of the guaranties of Newmax and Media.

Dr. Yoon H. Choo, who is a director, the chairman, the president, the treasurer, and the secretary of the Company, a director and the president of Gigamax Corporation and a director and the president of Tae Il USA, Inc., has a direct material interest in the loans provided by Gigamax Corporation and by Tae Il USA, Inc., to the Company, as described in notes 5 and 10 to the consolidated financial statements on pages 40 and 44 to 45, respectively.
The Company owed Gigamax $5,596,000, in principal and $1,370,000 of net accrued expenses (primarily interest accrued prior to June 24, 1995), as of June 27, 1998.

Compensation of Directors

The annual fee for directors who are not employees of the Company is $8,000. All of the outside directors earn $1,000 for each Board meeting or Committee meeting attended, except that if a Committee meets on the same day as the full Board, Committee members earn only $500 for the Committee meeting. Telephonic meetings are compensated at fifty percent of the rates noted above. Fees earned but unpaid to current and former Board members are $191,000 at June 27, 1998. Board members are eligible to receive stock options. See Board Interlocks and Insider Participation above.

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







Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table presents information as to the persons who have reported or are otherwise known to the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company as of September 9, 1998.
                                         Amount and Nature of    Percent
Name and Address of Beneficial Owner     Beneficial Ownership    of Class


Newmax Co., Ltd. ........................10,500,000              47.1%
27-15 Song Jeong-Dong                    Direct owner (1)
Cheongju, Chungbuk                       sole voting and
360-290, Korea                           investment powers


Jung Kyun Bae ...........................10,500,000              47.1%
Jeong Soo Choi                           Indirect owner (2)
Dong Myung Lee                           shared voting
Kuk Gyo Jeong                            power, shared
In Soo Kim                               investment power
Byung In Kang
456-1 Moknae-Dong, Ansan
Kyunggi-Do, 425-100, Korea


Dae Bang Investment Finance Corp.........1,575,000                7.1%
1-181 Chagin-Dong                        Direct owner
Iri-si, Jullabuk-do                      sole voting and
Korea                                    investment powers

S.Y. Choi ...............................1,575,000                7.1%
C.S. Choi                                Indirect owner (2)
C.H. Lee                                 shared voting
K.W. Choi                                power, shared
D.H. Coue                                investment power
C.D. Um
Y.W. Kim
J.M. Lee
J.Y. Joo
O.J. Kwon
D.K. Lee
KWTC Building, Suite 4202, Samsung-dong,
Kangnam-gu, Seoul, Korea

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

 Title                 Name of            Amount and Nature        Percent
  of                   Beneficial         of Beneficial              of
 Class                 Owner              Ownership                 Class
Capital Stock          Kang Hoan Chung    137,746                    1.0%
of Tae Il                                 Direct owner (2)
Media Co., Ltd. (1)                       Sole voting power
                                          Sole investment power

Capital Stock          Kang Hoan Chung    37,396                     6.2%
of Tae Il                                 Direct owner (2)
Magnetics Co., Ltd. (1)                   Sole voting power
                                          Sole investment power

Capital Stock          Kang Hoan Chung    574,008                    12.2%
of Newmax                                 Indirect owner (2)
Co., Ltd. (1)                             Shared voting power
                                          Shared investment power

Capital Stock          Heehwan Lee        45,393                      .3%
of Tae Il                                 Direct owner (2)
Media Co., Ltd.                           Sole voting power
                                          Sole investment power


Capital Stock          Directors and      574,008                   12.2%
of Newmax              Executive          Indirect owners (2)
Co., Ltd.              Officers of Tae    Shared voting power
                       Il as a Group      Shared investment power

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






                           PART  IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. Financial Statements

             Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Reports of Independent Certified
              Public Accountants are incorporated in Part II of this report
             (see index on page 27).



          2. Financial Statement Schedules

             Included In Part IV of this report:
                                                                  Page #
             Independent Auditors' Reports on Schedule             47-48
             Schedule II- Valuation and Qualifying Accounts        49

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

10.3 Stock Purchase Agreement dated as of November 30, 1990 between Newmax Co. Ltd. and the Company (Incorporated by reference to Exhibit 10.8 to the annual report on Form 10-
     K for the year ended June 24, 1995, Commission File Number
     0-7207).

21.  Subsidiaries of the Company.                                         51

23.1 Consent of Sung I. Rhee, C.P.A. to incorporation by                  52
     reference of his report on Financial Statements in Registration Statements on Form S-8 Registration Nos.
     2-81098, 2-81456, 2-89221, 2-96120, 2-96139, 33-14778
     and 33-33567.

23.2 Consent of KPMG Peat Marwick LLP to incorporation by reference       53
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

                                         NATIONAL MICRONETICS, INC.

                                      By   Dr. Yoon H. Choo
                                           Dr. Yoon H. Choo
                                           President and Chief
                                           Executive Officer

Dated:  September 24, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th day of September, 1998.

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

    Dr. Heehwan Lee               Director, Vice President and Chief
   (Dr. Heehwan Lee)              Operations Officer


    Mr. K.H. Chung                Director
   (Mr. K.H. Chung)

















                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

                 Index to Financial Statements and Schedule

                                                              Pages

Independent Auditors' Reports                                 28-29

Consolidated Balance Sheets as of June 27, 1998
 and June 28, 1997                                            30-31

Consolidated Statements of Operations for the years
 ended June 27, 1998, June 28, 1997 and June 29,
 1996                                                         32

Consolidated Statements of Changes in Stockholders'
 Deficiency for the years ended June 27, 1998, June 28,
 1997 and June 29, 1996                                       33

Consolidated Statements of Cash Flows
 for the years ended June 27, 1998, June 28, 1999
 and June 29, 1996                                            34-35

Notes to Consolidated Financial Statements                    36-46

Independent Auditors' Reports on Schedule                     47-48

Schedule of Valuation and Qualifying Accounts                 49
























                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
National Micronetics, Inc.:

We have audited the accompanying consolidated balance sheets of National Micronetics, Inc. and subsidiaries as of June 27, 1998 and June 28, 1997, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for each of the years in the two-year period ended June 27, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements based on our audits.

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

As discussed in note 12 to the consolidated financial statements, the Company is a defendant in a lawsuit brought about as the result of an accident involving a Company automobile. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements.

                                       Sung I. Rhee, C.P.A.
Fort Lee, New Jersey
August 26, 1998




                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
National Micronetics, Inc.:

We have audited the accompanying consolidated statements of operations, changes in stockholders' deficiency, and cash flows of National Micronetics, Inc. and Subsidiaries for the year ended June 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements based on our audit.

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

Because of the effects on the consolidated financial statements of such adjustments, if any, as might have been required had the outcome of the uncertainty discussed in the preceding paragraph been known, we are unable to, and do not, express an opinion on the accompanying consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year ended June 29, 1996.

                                   /s/ KPMG PEAT MARWICK LLP
Albany, New York
August 28, 1996





                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                       June 27, 1998 and June 28, 1997
                               (in thousands)



                                   ASSETS

                                                     1998        1997
Current assets (note 6):
 Cash and cash equivalents                         $   22      $   35
 Inventories (note 3)                                   -          22
 Prepaid and other current assets                      20         144

      Total current assets                             42         201

Property, plant and equipment, at cost
 (notes 2, 4 and 6)                                 8,843      11,648
Less accumulated depreciation and amortization    ( 6,078)    ( 8,872)

      Net property, plant and equipment             2,765       2,776
                                                  $ 2,807     $ 2,977

                                                           (Continued)


























                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - Continued

                       June 27, 1998 and June 28, 1997

                 (in thousands, except common share amounts)

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                    1998         1997

Current liabilities:
 Current portion of long-term debt (note 6)      $ 1,420      $ 1,450
 Revolving loan (note 5)                               -        2,741
 Short-term debt (notes 5 and 10)                  8,337        4,896
 Accounts payable                                    577          407
 Accrued salaries and related expenses               145          248
 Other accrued expenses                              312          244
 Due to related parties, net (note 10)             1,835        1,646

          Total current liabilities               12,626       11,632

Stockholders' deficiency (note 7):
 Common stock ($.10 par value; authorized -
  40,000,000 shares; issued and
  outstanding 22,312,524 shares)                   2,231        2,231
 Additional paid-in capital                       59,785       59,350
 Accumulated deficit                             (71,835)     (70,236)

          Total stockholders' deficiency         ( 9,819)     ( 8,655)
Commitments and contingencies (notes 2,4 and 12)
                                                 $ 2,807      $ 2,977


See accompanying notes to consolidated financial statements.

















                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

        Years ended June 27, 1998, June 28, 1997, and June 29, 1996

                  (in thousands, except per share amounts)

                                            1998      1997       1996

Net sales                                 $    73   $ 2,682   $ 4,151
Cost and expenses:
 Cost of products sold                        808     2,556     3,605
 Research, development and engineering         81       209       231
 Selling and administration                   314       489       849
                                            1,203     3,254     4,685

  Loss from operations                    ( 1,130)  (   572)  (   534)

Other expense (income):
 Interest expense                             798       740       865
 Interest income                                -   (     8)  (    36)
 Other (income) expense, net (note 4)     (   329)  (    37)  (    27)
                                              469       695       802

  Loss before income taxes                ( 1,599)  ( 1,267)  ( 1,336)

Income taxes (note 8)                           -         -         -

Net loss                                  $(1,599)  $(1,267)  $(1,336)

Basic loss per common share (note 1)      $( 0.07)  $( 0.06)  $( 0.06)


See accompanying notes to consolidated financial statements.


















                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' DEFICIENCY

         Years ended June 27, 1998, June 28, 1997 and June 29, 1996

                 (in thousands, except common share amounts)

                                                  Additional
                             Common Stock (note 7)   Paid-In   Accumulated
                              Shares    Par Value    Capital    (Deficit)

Balance June 24, 1995       22,312,524  $    2,231   $ 58,343  $  (67,633)

Net loss -- 1996                     -           -          -      (1,336)

Sale of assets to a
 related party (note 10)             -           -        462           -
Balance June 29, 1996       22,312,524       2,231     58,805     (68,969)

Net loss -- 1997                     -           -          -     ( 1,267)
Interest forgiven on
 related party debt (note 5)                              392
Sale of assets to a
 related party (note 10)             -           -        153           -
Balance June 28, 1997       22,312,524       2,231     59,350     (70,236)

Net loss -- 1998                     -           -          -     ( 1,599)
Interest forgiven on
 related party debt (note 5)         -           -        435           -


Balance June 27, 1998       22,312,524  $    2,231   $ 59,785  $  (71,835)


See accompanying notes to consolidated financial statements.

















                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

         Years ended June 27, 1998, June 28, 1997 and June 29, 1996
                               (in thousands)

                                              1998      1997      1996
Cash flows from operating activities:
 Net loss                                  $(1,599)  $(1,267)  $(1,336)
 Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization              377       412       549
    Provision for losses (recoveries)
     on receivables                              -      (132)      135
    Losses (gains) on sale of property,
     plant and equipment                    (  302)        4       171
    Interest forgiven on related party debt    435       392       462
Changes in operating assets and liabilities:
  Decrease (Increase) in trade receivables       -       365      (243)
  Decrease (Increase) in inventories            22       880       (88)
  Decrease (Increase) in prepaid and other
   current assets                              124       (62)       (4)
  Increase (Decrease) in accounts payable
   and accrued expenses                        135        (5)     (188)
  Increase (Decrease) in due to related
   parties, net                                189      (941)       742
  Net cash provided (used) by operating
   activities                                 (619)     (354)       200
Cash flows from investing activities:
  Additions to property and equipment         (420)      (56)      (11)
  Proceeds from sales of property,
   plant and equipment                         356         -          -
  Net cash used by investing activities        (64)      (56)      (11)
Cash flows from financing activities:
  Sale of assets to a related party              -       153         -
  Proceeds of short-term debt                  712         -         -
  Repayments on long-term debt                 (42)     (172)     (263)
  Net cash provided (used) by financing
    activities                                 670       (19)     (263)
  Net decrease in cash and
   cash equivalents                            (13)     (429)      (74)
 Cash and cash equivalents at
   beginning of year                            35       464       538

Cash and cash equivalents at end of year    $   22    $   35    $  464


                                                            (Continued)






                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

         Years ended June 27, 1998, June 28, 1997 and June 29, 1996

                                            1998       1997       1996

Supplemental cash flow disclosures:
  Interest paid                             $112       $386       $342

See accompanying notes to consolidated financial statements.






































                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               June 27, 1998, June 28, 1997 and June 29, 1996

(1)  Description of Business and Summary of Significant Accounting Policies

On December 24, 1990, Newmax Co., Ltd. ("Newmax") acquired a controlling interest (50.9%) in the Company through the purchase of common stock. Newmax, a Korean corporation, and its affiliate Tae Il Media Co., Ltd. ("Tae Il") operate businesses with product lines similar to that of the Company. The percentage ownership declined to 47.1% at June 27, 1992 due to other equity transactions of the Company. Until the Company ceased manufacturing computer components in commercial quantities late in the summer of 1997, the Company had sold products and equipment to Newmax and its affiliates.

In reliance primarily upon assembly facilities owned and operated by its parent and affiliated companies, sales revenue attributable to its parent and affiliated companies and debt financing supplied or guaranteed by its parent and affiliated companies between May 10, 1991 and September 1997, the Company has been principally an integrated manufacturer of magnetic recording heads primarily for computer disk drives. The Company has modified its facility to begin manufacturing sealed lead acid batteries; however, the modified facility is the subject of negotiations with a purchaser and, if sold, will not be available to the Company, which will have to modify other facilities which are not being sold or lease another building to begin manufacturing sealed lead acid batteries. The Company can make no assurance that funding will be provided to commence manufacturing sealed lead acid batteries or to carry on any other business.

The Company has at times been involved in the distribution and sale of other products. Some, such as electrical light fixture ballasts and tee shirts, were outside its previous markets. The Company is dependent upon other manufacturers and vendors for production and assembly work.

     (a) Principles of Consolidation

The consolidated financial statements include National Micronetics, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b) Consolidated Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all short-term investments and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (c) Inventories
Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.
                                                       (Continued)

               NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(1) Description of Business and summary of Significant Accounting Policies - Continued

     (d) Property, Plant and Equipment

Depreciation and amortization for financial reporting purposes are provided by the straight-line method. Depreciation for tax purposes is on and accelerated method. Leasehold improvements are amortized either over the estimated useful lives of the improvements or the lease term (including option periods expected to be utilized) whichever is less.


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

     (g)  Basic loss per Share
Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares was 22,312,524 for fiscal years 1998, 1997 and 1996. Diluted loss per common share is not presented since it would be anti-dilutive.

     (h)  Fiscal Year
The Company's fiscal year ends on the last Saturday in June. The fiscal year ended June 29, 1996 was comprised of 53 weeks. The fiscal years ended June 28, 1997 and June 27, 1998 were comprised of 52 weeks.

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

                                                       (Continued)




               NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(1) Description of Business and Summary of Significant Accounting Policies - Continued

     (j)   New Accounting Standards

In June, 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 130 "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements.

SFAS 130 is effective for fiscal years beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. The Company will comply with the reporting requirements of SFAS 130 beginning with the quarter ending September 26, 1998.

In June, 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 focuses on a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.

SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company will comply with the reporting requirements of SFAS 131 for the fiscal year ending June 22, 1999. Management anticipates that the adoption of SFAS 131 will not have a significant impact of the Company's consolidated financial statements.

In June, 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of SFAS 133 on the Company's consolidated financial statements.

                                                            (Continued)


               NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(2)  Liquidity and Management's Action Plan

The Company continues to experience difficulty generating sufficient cash flow from operations to meet its obligations. Several factors have had a negative impact on liquidity including product development costs, qualification of products at customers, and under utilization of facilities, as well as the lack of funds from its affiliates to commence production of sealed lead acid batteries.

During this rebuilding process, the Company will continue to need significant amounts of operating cash. Since December 1990, the Company has received direct and indirect support from Newmax to fund operational needs. Although there is no formal commitment for continuing support, Newmax has made no indication that this support will cease. However, as a result of the dramatic decline in value of the Korean won on foreign exchange markets, unprecedented numbers of Korean companies nearly simultaneously defaulted on their obligations or filed for Korean bankruptcy law protection. As further discussed in note 6, the Company has been advised that Newmax Co., Ltd. and Tae Il Media Co., Ltd. filed for reorganization pursuant to bankruptcy laws in Korea. If Newmax does not continue its direct and indirect support of the Company, financing would be sought from other parent and affiliated Companies or if possible, through unaffiliated sources of capital. The Company will continue to make every effort to become self-sufficient and profitable.

The Company is in negotiations to sell its 83,000 square foot facility. The Company is hopeful that funds generated by facility sales proceeds and received from Newmax will be adequate to fund debt service and other operational needs. Although there is no firm commitment, related parties are expected to advance funds on a short-term as needed basis to offset operational cash shortfalls. Management believes that the combination of sales of manufacturing facilities reduction in overhead spending continued cooperation of parent companies and their affiliates, cooperation of the institutional lender and the addition of the sealed lead acid battery manufacturing line will enable the Company to remain viable for the next twelve months. However, the Company cannot assure that it will receive funds needed from its affiliates or from sale of facilities to be able to commence production on the sealed lead acid battery manufacturing line during the next twelve months.


(3) Inventories                 June 27, 1998      June 28, 1997
                                           (in thousands)
     Finished goods                 $     -            $     -
     Work in process                      -                 14
     Raw materials and supplies           -                  8
                                    $     -            $    22


                                                       (Continued)
               NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(4) Property, Plant and Equipment                June 27,      June 28,
    Classification  (in thousands)   Life           1998          1997
Land                                 -           $   239       $   263
Buildings and improvements        20 years         7,832         7,491
Machinery and equipment          3-8 years           626         3,741
Furnishings and fixtures        3-10 years           146           153
                                                 $ 8,843       $11,648
The Company conducts certain of its operations using equipment under operating leases that expire over the next year. Total rental expense was $ 9,000, $22,000, and $11,000 for fiscal 1998, 1997, and 1996, respectively.

During fiscal 1998, the Company sold machinery and equipment which had cost of $3,208,000 and accumulated depreciation of $3,171,000 for $318,000 to third parties. For fiscal 1998 the Company incurred $302,000 gain from sale of property, plant and equipment. The Company is in negotiation to sell its 83,000 square foot building which consist of land amounting to $211,622 and building and improvements amounting to $7,219,381 and accumulated depreciation of $6,891,662.

(5)  Short-Term Debt
A revolving credit agreement was established in April 1991 for $4,000,000 with a lending institution not previously used by the Company. This credit line was renewed on November 26, 1996 and has been collateralized by a Newmax affiliate (guarantor). The $2,741,000 note was in default before its maturity on November 18, 1997. The institutional lender completed collection proceedings against a Korean bank letter of credit in the amount of $2,789,000 securing payment of the revolving credit note. An affiliated company which had provided a mortgage on its Korean real estate as collateral for that Korean bank letter of credit will become entitled to assert a claim against the Company for all amounts collected from it by the institutional lender out of the pledge of its assets. In addition to the above, the Company borrowed funds from affiliates Gigamax Corporation ("Gigamax"), and Tae Il USA, Inc. from time to time during fiscal 1998, 1997 and 1996. These loans were unsecured at an 8% interest rate. At June 27, 1998 and June 28, 1997 the balance of these loans was $5,596,000 and $4,896,000, respectively. The average amount of short-term debt outstanding and weighted average interest rate was $6,616,000 at 8% in fiscal 1998 and $4,896,000 at 8% in fiscal 1997. The maximum short-term debt outstanding was $8,337,000 in fiscal 1998 and $4,896,000 in fiscal 1997. Interest expense recorded on the $2,741,000 note was $217,000 in fiscal 1998 and $254,000 in fiscal 1997.
Interest expense recorded on the related party debt to Gigamax of $5,596,000 was $435,000 for fiscal 1998 and $392,000 for fiscal 1997, respectively, and as a result of the interest being forgiven by related parties in the fourth quarter due to the Company's limited resources and inability to pay interest on a timely basis, this amount has been recorded as additional paid-in capital in the accompanying financial statements.


                                                       (Continued)
                    NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(6)  Long-term Debt
A summary of long-term debt follows:
                                  Annual Interest
                                  Rate at              Balance at
                                  June 27, 1998 June 27, 1998 June 28, 1997
                                                      (in thousands)
Term loan                            10.50%     $  1,408      $ 1,450
Others                                                12            -
      Total long-term debt                         1,420        1,450
Less: Current portion                              1,420        1,450
                                                 $     0      $     0

The Company entered into a $3,000,000 term loan agreement with a lending institution on November 5, 1991. This loan, which based upon a November 26, 1996 revision matured on November 26, 1997, is secured by substantially all the assets of the Company. As a condition of this loan, the Company granted a $7,000,000 mortgage to the lending institution which serves as collateral for this loan. The term loan, which bears interest at prime, has been guaranteed by the related parties Newmax Co., Ltd., Tae Il Media Co., Ltd. and Mr. K.H. Chung. The Company has been advised that Newmax Co., Ltd. and Tae Il Media Co., Ltd. on October 14, 1997 had obtained waivers of defaults in the payment of amounts due pursuant to their indebtedness from their institutional lenders and on November 8, 1997 had filed for reorganization pursuant to bankruptcy laws in Korea so that they might become entitled to a two-year moratorium on the repayment of certain obligations to certain creditors. The debt restructuring plan of Tae Il Media Co., Ltd. was accepted by its creditors and was approved by the Suwon District Court in Korea on September 4, 1998. The debt restructuring plan of Newmax Co., Ltd. was accepted by its creditors and was approved by the Cheongju District court in Korea on September 15, 1998. The Company can make no assurance that its primary lending institution will continue to forebear from foreclosing on the mortgage if its negotiations to sell part of the collateral for the mortgage should not yield funds to satisfy the mortgage indebtedness in a reasonable amount of time. The default in payment of the $1,408,000 balance of the term loan note plus accrued interest on November 26, 1997 has not been cured. Moreover, a new letter of credit was not obtained. Therefore, the entire principal balance of the term loan note plus accrued interest is due and payable. The amount of interest in default and in arrears pursuant to the $1,408,000 note, was $125,000 and a interest rate of 10.5% as of June 27, 1998.

(7)  Common Stock and Employee Benefits

Under the Stock Incentive Program, 1,525,000 shares of Common Stock were authorized for the grant of options and the issuance of awards. Under the terms of this program, options for the purchase of 48,700 shares of common stock were outstanding at June 27, 1998. Options issued under the plans generally become exercisable over a period of from six months to ten years
                                                            (Continued)
                    NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(7)  Common Stock and Employee Benefits - Continued

from the date of grant at a price per share not less than the fair market value on the date of the grant. Amounts received upon exercise of options in excess of par value of shares sold are credited to additional paid-in capital. At June 27, 1998, 1,124,797 shares are available for future grants under the Program.

As of June 27, 1998 and June 28, 1997 there were no outstanding restricted stock awards for shares issued under the Company's stock award plans.

Options Outstanding          Number of Shares   Option Price Per Share


June 24, 1995 and
  June 29, 1996                  50,700             .22 -  2.50
  Cancelled                      (2,000)            .22 -     -

June 28, 1997 and
  June 27, 1998                  48,700           $ .22 - $2.50

Options exercisable:
  June 27, 1998                  48,700           $ .22 - $2.50


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

There was no Company contribution to either plan for fiscal 1995 through 1998. The plans as amended are intended to comply with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974 and are administered by trustees appointed by the Board of Directors.


(8)  Income taxes

No income tax expense or benefit was recognized for fiscal 1998, 1997 and 1996 due to losses incurred and the inability to utilize these losses for income tax purposes. At June 27, 1998, the Company has net operating loss carry forwards of approximately $23,050,000 which will expire as follows:

                                                            (Continued)

                    NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(8)  Income taxes - Continued

          Year           Amount (in thousands)
          2006          $ 6,743
          2007            6,177
          2008            5,436
          2009            1,272
          2010              220
          2011              808
          2012            1,016
          2013            1,378
                        $23,050

Carry forwards from prior years have been limited due to the change in control of the Company which took place on December 24, 1990. Loss carry forwards available as of June 27, 1998 from years prior to the change in control, which are included above, are approximately $2,163,000.

Deferred tax liabilities (assets) are comprised of the following at June 27,
1998 and June 28, 1997:                       1998             1997

     Depreciation                          $  559,000      $  554,000
     Net operating loss carryforwards      (7,837,000)     (7,272,000)
     Inventory reserves                      (407,000)       (475,000)
     Other                                    (16,000)        (16,000)
                                           (8,260,000)     (7,763,000)
     Deferred tax valuation allowance       7,701,000       7,209,000
     Deferred taxes, net                   $        -      $        -

The deferred tax valuation allowance increased by $492,000 and $338,000 during fiscal 1998 and 1997, respectively.

(9)  Export Sales - Major Customers

The Company's operations used to consist primarily of the manufacture of recording heads. The principal products which used to be manufactured and sold were ferrite materials, recording head cores, and recording head assemblies. A recording head assembly is a significant component of a computer disk or tape memory.

Net sales of the United States operations includes export sales as follows:
                                      Asia
                                  (in thousands)
             1996                   $ 3,101
             1997                   $ 2,517
             1998                   $    73

The amount and percent of sales to those customers comprising ten percent or
more of total sales are shown below.                   (Continued)
                    NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(9)  Export Sales - Major Customers - Continued

          Products
     ($ in thousands)
                           1998          1997             1996
Major Customer 1     $    73 -100%  $ 2,487 - 93%   $ 2,763 - 67%
Major Customer 2     $       -  -   $   143 -  5%   $   543   13%


(10)  Related Party Transactions

During fiscal 1997, the Company sold equipment, at fair value, to Newmax for $157,000. The gain on the sale of $173,000 was recorded as additional paid-in capital and was not recognized in the consolidated statement of operations. The gain was not recognized in the statement of operations since the sale was of "items not held for sale in the ordinary course of business" and income recognition on items sold to a related party where fair value was judgmental could be misleading.

Net sales for fiscal 1998, 1997 and 1996 included sales of goods totalling $73,000, $2,487,000 and $2,763,000, respectively, to Newmax of products made to specification of Newmax's customer. These products required significant additional value added before sale to the ultimate customer.

The Company owed Newmax $38,000 at June 27, 1998 and $30,000 at June 28, 1997 which is included in the consolidated balance sheets under due to related parties, net.

The Company purchased equipment during 1996 at the request of an affiliated company, Tae Il Magnetics Co., Ltd. ("Magnetics"), to be sold to and used by Magnetics. The Company earned a fee of $33,000 for these services which is included in other (income) expense, net.

The Company also sold products to Tae Il Media Co., Ltd. ("Tae Il") totaling approximately $40,000 in fiscal 1996. Tae Il sold the Company approximately $211,000 of electrical light fixture ballasts during fiscal 1996. The unsold ballast inventory was returned for credit on June 9, 1997. Tae Il sold the Company approximately $500,000 of non-electronic consumer goods for resale during fiscal 1996. The Company owed Tae Il $210,000 at June 27, 1998 and June 28, 1997. These balances have been included in the consolidated balance sheets under due to related parties, net.

Newmax provided quarantees via a letter of credit to assist in obtaining a $4 million revolving credit agreement; however, that revolving credit loan in the amount of $2,741,000 has been in default and that letter of credit was drawn down by the primary institutional lender of the Company. An affiliated company had provided a mortgage on its Korean real estate as collateral for the Korean bank letter of credit. The Company now owes $2,741,000 to the
                                                  (Continued)
               NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(10)      Related Party Transactions - Continued

affiliated company as of June 27, 1998 which is included in short-term debt in the consolidated financial statements. Interest accrued on $2,741,000 debt to the affiliate of $182,000 as of June 27, 1998 has been included in due to related parties. Gigamax has made short-term loans averaging $5,596,000 for fiscal 1998 and $4,896,000 for fiscal 1997 and 1996. Both of these are also discussed in note (5). Included in due to related parties at June 27, 1998 and June 28, 1997 is $1,370,000 due to Gigamax and Tae Il USA, Inc. for interest on short-term borrowing and other charges.

The Company was advanced $35,000 by Techmedia International Corporation ("Techmedia"), an affiliated company, during fiscal 1997 to fund operating expenses. The total $35,000 from Techmedia still remains payable at June 27, 1998.

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

       (a)  Cash and Cash Equivalents, Accounts Payable and Accrued Expenses

        The carrying amount of cash, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

       (b)  Debt

        The interest rates on the Company's short-term and long-term debt are reset according to changes in the current market (see notes 5 and
6).
        Consequently, the carrying value of the debt approximates fair value.

(12)  Contingent Liabilities

The Company is a defendant ia a lawsuit brought about as the result of an accident involving a Company automobile. The lawsuit was commenced by the plaintiffs against the company on October 15, 1997 in the Supreme Court for the State of New York for the county of New York and claims damages aggregating $7,700,000 in regard to an accident involving a car leased by the Company. The Company's insurer has assumed responsibility and is defending the Company; however, the damages claimed exceed the $300,000 policy limits. The Company has filed an answer and is cooperating with discovery.
                                                            (Continued)
               NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(12) Contingent Liabilities - Continued

Depositions are scheduled for October 1998. After consulting with counsel, the company has determined that it is not possible at this time to estimate the amount of loss; if any, that may ultimately be incurred. Accordingly, no provision has been made in the accompanying consolidated financial statements.

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


















               INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholders
National Micronetics, Inc.:


Under date of August 26, 1998, we reported on the consolidated balance sheets of National Micronetics, Inc. and subsidiaries as of June 27, 1998 and June 28, 1997, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the years in the two-year period ended June 27, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the index on page 27. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to report on this financial statement schedule based on our audits.

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

As discussed in note 12 to the consolidated financial statements, the Company is a defendant in a lawsuit brought about as the result of an accident involving a Company automobile. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statement schedule.


                                  Sung I. Rhee, C.P.A.

Fort Lee, New Jersey
August 26, 1998







               INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
National Micronetics, Inc.:


Under date of August 28, 1996, we reported on the consolidated statements of operations, changes in stockholders' deficiency and cash flows of National Micronetics, Inc. and Subsidiaries for the year ended June 29, 1996. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the index on page 27. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to report on this financial statement schedule based on our audit.

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

Because of the effects on the financial statement schedule of such adjustments, if any, as might have been required had the outcome of the uncertainty discussed in the preceding paragraph been known, we are unable to, and do not, express an opinion on the accompanying financial statement schedule for the year ended June 29, 1996.


                               /s/ KPMG PEAT MARWICK LLP

Albany, New York
August 28, 1996










                                                        Schedule II

                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                      Valuation and Qualifying Accounts

                    Years ended June 1998, 1997 and 1996
                               (in thousands)


                                               Accounts
                       Balance at  Charged to  written off        Balance
                       beginning   costs and   as uncollectible,  at end
Description            of period   expenses    net of recoveries  of period

Year ended June 1998:

Allowance for doubtful
 accounts receivable   $       -   $      -    $        -        $      -

Year ended June 1997:

Allowance for doubtful
 accounts receivable   $     132   $   (132)    $       -        $      -


Year ended June 1996:

Allowance for doubtful
 accounts receivable   $       -   $    135    $        3        $    132























                        Exhibits Filed Electronically


                                                                        Page


21        Subsidiaries of the Company                                    51


23.1      Consent of Sung I. Rhee, C.P.A. to incorporation by
          reference of its report on Financial Statements in
          Registration Statements on Form S-8 Registration Nos.
          2-81098, 2-81456, 2-89221, 2-96120, 2-96139, 33-14778
          and 33-33567.                                                  52

23.2      Consent of KPMG Peat Marwick LLP to incorporation by
          reference of its report on Financial Statements in
          Registration Statements on Form S-8 Registration Nos.
          2-81098, 2-81456, 2-89221, 2-96120, 2-96139, 33-14778
          and 33-33567.                                                  53

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

National Micronetics International Limited........Hong Kong




































                                                          Exhibit 23.1

                      Consent of Independent Auditors'


The Board of Directors
National Micronetics, Inc.:


We consent to incorporation by reference in the Registration Statement Nos. 2-81098, 2-81456, 2-89221, 2-96120, 2-96139, 33-14778 and 33-33567 on Forms
S-8 of National Micronetics, Inc. of our reports dated August 26, 1998, relating to the consolidated balance sheets as of June 27, 1998 and June 28, 1997, and the consolidated statements of operations, changes in stockholders' deficiency and cash flows and related schedule for each of the years in the two-year period ended June 27, 1998, which reports appear in the June 27, 1998 annual report on Form 10-K of National Micronetics, Inc.

Our reports dated August 26, 1998 contain explanatory paragraphs that state that the Company's recurring losses from operations, its net capital deficiencies, the deterioration in liquidity and other matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

Because of the possible material effect of the matter discussed in the preceding paragraph, we are unable to express, and do not express, an opinion on the consolidated financial statements and schedule referred to above.

As discussed in note 12 to the consolidated financial statements, the Company is a defendant in a lawsuit brought about as the result of an accident involving a Company automobile. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements and schedule.


                                  Sung I. Rhee, C.P.A.



Fort Lee, New Jersey
September 23, 1998








                                                          Exhibit 23.2




The Board of Directors
National Micronetics, Inc.:


We consent to incorporation by reference in the Registration Statement Nos. 2-81098, 2-81456, 2-89221, 2-96120, 2-96139, 33-14778 and 33-33567 on Forms
S-8 of National Micronetics, Inc. of our reports dated August 28, 1996, relating to the consolidated statements of operations, changes in stockholders' deficiency and cash flow for the year ended June 29, 1996, and related schedule, which reports appear in the June 28, 1997 annual report on Form 10-K of National Micronetics, Inc.

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

Because of the effects on the consolidated financial statements of such adjustments, if any, as might have been required had the outcome of the uncertainty discussed in the preceding paragraph been known, we were unable to, and did not, express an opinion on the consolidated financial statements and schedule as of June 29, 1996 and for the year then ended June 29, 1996.


                               /s/ KPMG PEAT MARWICK LLP



Albany, New York
September 24, 1998