Form 10-Q
period 1998-09-26
NATIONAL MICRONETICS INC
filed 1998-11-19
CIK 70333

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q



(MARK ONE)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
         September 26, 1998.

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

                              Yes          No   X

    As of September 26, 1998, the registrant had 22,312,524 shares of Common Stock issued and outstanding.


                           NATIONAL MICRONETICS, INC.

                                      INDEX


Part I.  Financial Information:

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 26, 1998
          and June 27, 1998 ...............................  3

         Consolidated Statements of Operations - Three Months
          Ended September 26, 1998, and
          September 27, 1997 ..............................  4

         Consolidated Statements of Cash Flows
          Three Months Ended September 26, 1998 and
          September 27, 1997 ..............................  5

         Notes to Consolidated Financial Statements .......  6,7

Item 2.       Management's Discussion and Analysis of the
          Financial Condition and Results of Operations ...  8-10

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk .....................................  10

Part II.  Other Information

Item 1.  Legal Proceedings ................................  11

Item 3.  Defaults upon Senior Securities ..................  11

Item 6.  Exhibits and Reports on Form 8-K .................  11

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                           (In Thousands)

                                            Sept. 26,     June 27,
                                              1998          1998
                                           (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents               $   26         $   22
     Inventories                                  -              -
     Other current assets                         -             20
          Total current assets                   26             42

Property, plant and equipment, net            2,672          2,765
                                             $2,698         $2,807

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt
       and lease obligations                 $1,420         $1,420
     Revolving loan                               -              -

     Short-term debt                          8,397          8,337
     Accounts payable                           582            577
     Accrued salaries and related expenses      122            145
     Other accrued expenses                     350            312
     Due to related parties, net              2,002          1,835
          Total current liabilities          12,873         12,626


Stockholders' deficit:
     Common stock $.10 par value              2,231          2,231
     Additional paid-in capital              59,785         59,785
     Accumulated deficit                    (72,191)       (71,835)
          Total stockholders'
            deficit                         (10,175)        (9,819)
                                           $  2,698       $  2,807

See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)
              (in thousands, except per share amounts)

                                   Three Months Ended
                                 Sept. 26,      Sept. 27,
                                    1998           1997

Net Sales                        $     -        $    73
Cost and expenses:
 Cost of products sold                 -            328
 Research, development
   and engineering                    17             29
 Selling and administration           60            112
                                      77            469

     Income (Loss) from
       operations                   ( 77)          (396)

Other deductions (income):
 Interest expense                    206            187
 Interest income                       -              -
 Other (income) expense, net        ( 75)          (109)

                                     131             78

     Net loss                    $  (208)       $  (474)

Net loss per common share        $ (0.02)       $ (0.02)

Average common shares
     outstanding                  22,313         22,313



See accompanying notes to consolidated financial statements.











             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (in thousands)
                                              Three Months Ended
                                              Sept. 26,  Sept. 27,

                                                 1998        1997
Cash flows from operating activities:
  Net income (loss)                             $ (208)   $  (474)
     Adjustments to reconcile net income
     (loss) to net cash provided (used) by
     operating activities:
     Depreciation and amortization                  92         95

     Retirements of property and equipment           -         40


Changes in operating assets and liabilities:
  Decrease (Increase) in trade receivables           -          -
  Decrease (Increase) in inventories                 -          9

  Decrease (Increase) in other current assets     ( 20)      (117

  Increase (Decrease) in accounts payable
    and accrued expenses                            20         66

  Increase (Decrease) in due to related parties    167       (111)


Net cash provided (used) by
  operating activities                            ( 91)      (270)

Cash flows from investing activities:
  Additions to property and equipment                -       (160)

Cash flows from financing activities:
  Repayment on long-term debt and
    capitalized lease obligations                    -        (42)
  Proceeds of short-term debt                       60        500

Net cash provided (used) by
      financing activities                          60        458

Net increase (decrease) in cash and cash
  equivalents                                        4        (28)
Cash and cash equivalents at beginning
  of period                                         22         35

Cash and cash equivalents at end of period      $   26    $    63


See accompanying notes to consolidated financial statements.

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 26, 1998 and the results of operations for the three month periods ended September 26, 1998 and September 27, 1997 and changes in cash flows for the three month periods then ended.

     The results of operations for the three month period ended
     September 26, 1998 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Note (1) to the Company's fiscal year 1998 financial statements which have been incorporated in form 10-K filed for the year ended June 27, 1998.

2.   Inventories consisted of the following (in thousands):

                              September 26, 1998  June 27, 1998

          Finished goods                $    -         $    -
          Work in process                    -              -
          Raw materials and supplies         -              -
                                        $    -         $    -

3. Twelve months of interest payments totaling approximately $162,000 were due the primary lending institution at September 26, 1998 in respect of the term loan note, which had matured on November 26, 1997. The Company does not have the funds to satisfy the principal balance of $1,408,000 and accrued interest of the term loan note; however, no foreclosure action as yet has been instituted by the primary institutional lender of the Company. The Company believes that the forbearance of this primary lending institution may be due to the on-going negotiations by the Company to dispose of part of the real estate which is collateral for the mortgage securing the term loan note at a price which, if obtained, would enable the Company to satisfy the term loan note, but no assurance can be
     made that such a disposition will be consummated.









               NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
          Notes to consolidated Financial Statements (Unaudited)

     The 2,741,000 revolving credit loan was in default before its maturity on November 18, 1997. The amount of interest in default and in arrears is $341,000 at September 26, 1998 in respect of the revolving credit note and the amount of the principal balance of the revolving credit note is $2,741,000. The institutional lender completed collection proceedings against a Korean bank letter of credit in the amount of $2,789,000 securing payment of the revolving credit note. An affiliated company which had provided a mortgage on its Korean real estate as collateral for that Korean bank letter of credit will become entitled to assert a claim against the Company for all amounts collected from it by the institutional lender out of the pledge of its assets. It may be possible that the two year moratorium on collection of certain debts from certain affiliated companies of the Company, as approved by a Korean court during September, 1998, may prolong those collection efforts.

4. Earnings per common share has been determined on the basis of the weighted average number of common shares outstanding during the respective quarters. At September 26, 1998 and September 27, 1997 there was no dilutive effect from common stock options or warrants.

5. The Company is a defendant in a lawsuit brought as the result of an accident involving a Company automobile. The total of the damages claimed in the causes of action is $7,700,000. The summons designates the Supreme Court State of New York, County of New York, as the place of trial. The Company's insurer has assumed responsibility and is defending the Company; however the damages claimed exceed the $300,000 policy limits. Depositions were scheduled for October 1998, but were postponed and no new date was scheduled. After consulting with counsel the Company has determined that it is not possible, at this time, to estimate the amount of damage, if any, that may ultimately be incurred. Accordingly no provision has been made in the financial statements of the Company.













              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Material changes in Results of Operations

The following table sets forth, for the periods indicated the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to net sales.

                                   Three Months Ended In September

                                   Income and Expense
                                   Items as percent   Percent Change
                                       of sales         in dollars
                                        1998  1997    from 1997-1998

Net Sales                                 0%  100%         (100)%

Cost of products sold                     0   449          (100)
     Gross Profit (loss)                  0  (349)         (100)
Research, development & engineering       0    40           (41)
Selling and administration                0   153           (46)
Other deductions (income)                 0   107           (31)

     Net earnings (loss)                  0% (649)%         (56)%

Sales volume has decreased 100% from the same period in the prior year. The decrease is due to the suspension of sales of recording head product to Newmax Co., Ltd., a parent of the Company, and all other customers.

The Company continues to perform market research on products that could be sold by the Company. Spending on research, development and engineering has decreased 41% from the same period in the prior year.

Efforts have been made to reduce selling and administration costs as much as possible while maintaining all necessary services. This cost has decreased 46% from the prior year.

Material Changes in Financial Condition

The consolidated balance sheet at September 26, 1998 reflects a decrease in net working capital since fiscal year-end. This decrease is the result of an increase in short-term debt to fund the operating loss. Within the components of working capital, due to related parties increased by $167,000 as a result of increases in interest expense on related party debt remaining unpaid.

Liquidity and Capital Resources

The $2,741,000 revolving credit loan was in default before its maturity on November 18, 1997. The amount of interest in default and in arrears in $341,000 at September 26, 1998 and $358,000 at October 26, 1998 in respect of the revolving credit note and the amount of the principal balance of the revolving credit note is $2,741,000.
The institutional lender completed collection proceedings against a Korean bank letter of credit in the amount of $2,789,000 securing payment of the revolving credit note. An affiliated company which had provided a mortgage on its Korean real estate as collateral for that Korean bank letter of credit will become entitled to assert a claim against the Company for all amounts collected from it by the institutional lender out of the pledge of its assets. It may be possible that the two year moratorium on collection of certain debts from certain affiliated companies of the Company, as approved by a Korean court during September, 1998, may prolong those collection efforts.

The term loan balance remaining unpaid is $1,408,000. Monthly interest payments have not been made since August 1997. The amount of interest in default and in arrears pursuant to the term loan note, which had matured on November 26, 1997 was $162,000 as of September 26, 1998 and $175,000 as of October 26, 1998. The Company does not have the funds to satisfy the principal balance and accrued interest of the term loan note; however, no foreclosure action as yet has been instituted by the primary institutional lender of the Company. The Company believes that the forbearance of this primary lending institution may be due to the on-going negotiations by the Company to dispose of part of the real estate which is collateral for the mortgage securing the term loan note at a price which, if obtained, would enable the Company to satisfy the term loan note but no assurance can be made that such a disposition will be consummated.

The $1,408,000 term loan is secured by substantially all the assets of the Company, including a first mortgage on the facilities of the Company in Kingston, New York. The term loan has been guaranteed by the related parties Newmax, Co., Ltd., Tae Il Media, Co., Ltd. and Mr. K.H. Chung. The company has been advised that Newmax Co., Ltd. and Tae Il Media Co., Ltd. on October 14, 1997 had obtained waivers of defaults in the payment of amount due pursuant to their indebtedness from their institutional lenders and on November 8, 1997 had filed for reorganization pursuant to bankruptcy laws in Korea so that they might become entitled to a two-year moratorium on the repayment of certain obligations to certain creditors. The debt restructuring plan of Tae Il Media Co., Ltd. was accepted by its creditors and was approved by Suwon District Court in Korea on September 4, 1998. The debt restructuring plan of Newmax Co., Ltd. was accepted by its creditors and was approved by Cheongju District Court in Korea on September 15, 1998. The Company can make no assurance that its primary lending institution will continue to forebear from foreclosing on the mortgage if its negotiations to sell part of the collateral for that mortgage should not yield funds to satisfy the mortgage indebtedness in a reasonable amount of time. Moreover, if the sale of the facility which has been modified for the production of sealed lead acid batteries should occur, then the Company will need additional funds from Newmax or its other affiliated companies to modify its remaining facility in Kingston, New York or a leased facility not yet identified for that purpose. Meanwhile, the Company will continue to need significant amounts of operating cash. Since December 1990, the Company has received support from Newmax to fund operational needs. Although there is no formal commitment for continuing support from Newmax, Newmax has made no indication that this support will cease.

The Company is in negotiations to sell its 83,000 square foot facility and some of the surrounding land in Kingston, New York. Working capital consists of very little current assets as there was neither inventory nor orders for products at quarter-end. Current assets will remain very low until battery production commences or orders are obtained for other products. It is anticipated that related party assistance will be necessary to finance working capital needs for inventory and accounts receivable when and if orders for new products are obtained.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

According to Item 305(e) of Regulation S-K and Rule 12b-2, the
Company need not provide the information required by Item 305 about quantitative and qualitative disclosures about market risk, because the Company is a small business issuer.





                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See note 5 to the consolidated financial statements included herein on page 7 for a discussion of current legal proceedings.

Item 3.  Defaults Upon Senior Securities.

Inadequate funds were generated by operations and received from Newmax to fund debt service during the quarter ended September 26, 1998 and during the current quarter, so the Company defaulted on the payment of accrued interest with respect to its term loan note to its institutional lender. The amount of interest in default and in arrears is $162,000 as of September 26, 1998 and is $179,000 as of October 26, 1998, which is the date of this Quarterly Report. The amount of $1,408,000 of principal of the term loan note has been immediately due and payable since the maturity date of November 26, 1997, which was followed by a notice of default on December 16, 1997.
The Company does not have the funds to satisfy the principal amount and accrued interest.

The institutional lender completed collection proceedings against the letter of credit in the amount of $2,789,000 securing payment of the revolving credit note, which had matured on November 18, 1997. The amount of interest in default and in arrears as of September 26, 1998 is $341,000 and as of October 26, 1998 is $358,000 in respect of the revolving credit note and the amount of the principal balance of the revolving credit note is $2,741,000. An affiliated company, Tae Il Magnetics, Co., Ltd., which had provided a mortgage on its real estate in Korea as collateral for that Korean bank letter of credit will become entitled to assert a claim against the Company for any amounts which may be collected from it by the institutional lender out of the pledge of its assets. It may be possible that the two year moratorium on collection of certain debts from certain affiliated companies of the Company, as approved by a Korean court during September, 1998, may prolong those collection efforts.

See note 3 on page 6-7 and the caption Liquidity and Capital
Resources on page 9 and 10 for additional discussions concerning defaults on the revolving credit and term loan.

Item 6.  Exhibits and Reports on Form 8-K.

 (a)  Exhibits

       Exhibit No.         Description

           27               Financial data schedule

 (b)  Reports on Form 8-K - None


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


Dated:  November 2, 1998