Form 10-Q
period 1998-12-26
NATIONAL MICRONETICS INC
filed 1999-02-16
CIK 70333

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q



(MARK ONE)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
         December 26, 1998.

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

                              Yes   X      No

    As of December 26, 1998, the registrant had 22,312,524 shares of Common Stock issued and outstanding.


                           NATIONAL MICRONETICS, INC.

                                      INDEX


Part I.  Financial Information:

Item 1.  Financial Statements

         Consolidated Statement of Net Liabilities - In
          Liquidation - December 26, 1998................     3

         Consolidated Statement of Changes in Net Liabilities
          In Liquidation for the period from December 2, 1998
          to December 26, 1998............................... 4

         Consolidated Statements of Operations - For the period from September 27, 1998 to December 1, 1998 and Three Month period ended December 27, 1997 and for the period from June 29, 1998 to December 1, 1998 and Six Month period ended December 27, 1997..5

         Consolidated Statements of Cash Flows - For the
          period from June 29, 1998 to December 1, 1998 and
          Six Month period ended December 27, 1997...........6

         Notes to Consolidated Financial Statements .......7-9

Item 2.       Management's Discussion and Analysis of the
          Financial Condition and Results of Operations ..10-13

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk .....................................  13

Part II.  Other Information

Item 1.  Legal Proceedings ................................  14

Item 3.  Defaults upon Senior Securities ..................  14

Item 6.  Exhibits and Reports on Form 8-K .................  15


             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF NET LIABILITIES
                      In Process of Liquidation
                           (In Thousands)

                          December 26, 1998
                             (unaudited)
                                        Cost             Current
                                        Basis          Value Basis


ASSETS

Cash and cash equivalents             $      11        $       11
Other current assets                          7                 7

Property under sale contract              2,397             2,400
Other property, plant and
  equipment, net (note 1)                   186               186
                                      $   2,601        $    2,604


LIABILITIES

     Current portion of long-term
       debt                           $   1,419       $     1,419
     Accounts Payable                       625               485
     Accrued salaries and related
      expenses                               41                41
     Other accrued expenses                 432               432
     Short-term debt                      8,397             8,397
     Due to related parties, net          2,170             2,170
          Total liabilities           $  13,083        $   12,944

Net liabilities                       $  10,482        $   10,340


















          NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
        Consolidated Statement of Changes in Net Liabilities
                      In Process of Liquidation
                         (In Thousands)
        From the Period December 2, 1998 to December 26, 1998
                             (unaudited)

                                                       Current
                                        Cost           Value
                                        Basis          Basis
Net liabilities, December 2, 1998      $ 10,414        $ 10,272

Add:
     Salary expense                          47              47
     Interest expense                        50              50
     Overhead expense                        70              70
     Depreciation expense                    29              29
                                        $   196        $    196

Deduct:
     Sale of equipment                       10              10
     Funds received from related parties     13              13
     Adjustment of property taxes paid       20              20
     Write-off of accrued expense            85              85

                                       $    128        $    128

Net liabilities, December 26, 1998     $ 10,482        $ 10,340
























             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)
              (in thousands, except per share amounts)
                            From        From        From     From
                          Sept. 27,   Sept. 28,   June 29,  June 28,
                           1998 to     1997 to    1998 to   1997 to
                           Dec. 01,   Dec. 27,    Dec. 01,  Dec. 27,
                            1998         1997       1998      1997

Net Sales                  $     -    $    73     $     -   $     73
Cost and expenses:
 Cost of products sold          97        146         245        474
 Research, development
   and engineering              14         13          31         42
Selling and administration      38         67          98        179
                               149        226         374       695

     Income (Loss) from
       operations             (149)      (226)       (374)     (622)

Other deductions (income):
 Interest expense               94        158         300        345
 Interest income                 -          -           -          -
Other (income) expense,net    ( 4)      ( 81)        (79)      (190)
                           $   (90)   $    77      $ (221)   $  (155)

     Net loss              $  (239)   $  (474)     $ (595)   $  (777)

Net loss per common share  $ (0.01)   $ (0.02)     $(0.02)   $ (0.03)

Average common shares
     outstanding            22,313     22,313      22,313     22,313



See accompanying notes to consolidated financial statements.
















             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (in thousands)
                                               From      From
                                              June 29,  June 28,
                                               1998 to   1997 to
                                              Dec. 01,  Dec. 27,

                                                 1998      1997
Cash flows from operating activities:
  Net income (loss)                             $ (595)   $  (777)
     Adjustments to reconcile net income
     (loss) to net cash provided (used) by
     operating activities:
     Depreciation and amortization                 150        190

     Retirements of property and equipment          38         96


Changes in operating assets and liabilities:
  Decrease (Increase) in inventories                 -          9

  Decrease (Increase) in other current assets       33       ( 59)

  Increase (Decrease) in accounts payable
    and accrued expenses                            65         58

  Increase (Decrease) in due to related parties    298       (254)


Net cash provided (used) by
  operating activities                             (47)      (229)

Cash flows from investing activities:
  Additions to property and equipment                -       (306)

Cash flows from financing activities:
    Repayment on long-term debt and
    capitalized lease obligations                    -        (42)
    Payment of revolving loan by related party       -     (2,741)
    Increase in short-term debt to related parties  60      3,341

Net cash provided (used) by
      financing activities                          60        252

Net increase (decrease) in cash and cash
  equivalents                                       13         23
Cash and cash equivalents at beginning
  of period                                         22         35

Cash and cash equivalents at end of period      $   35    $    58


See accompanying notes to consolidated financial statements.



             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited)

1. On December 1, 1998, the board of directors of the Company adopted a resolution to approve the dissolution of the Company and has recommended that the stockholders vote to approve the proposed dissolution at the annual meeting of stockholders of the Company on February 26, 1999. As the liquidation is imminent, the Company has changed its basis of accounting for periods subsequent to December 1, 1998, from the going-concern basis to the liquidation basis. Accordingly, the carrying value of the remaining assets(except for other property, plant and equipment) as of December 26, 1998, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts. Other property, plant and equipment were not adjusted because, in the opinion of the Company, it was not possible to estimate their realizable value.

     In the opinion of the Company, except for the effect, if any, of not adjusting the carrying value of other property, plant and equipment as discussed in the proceeding paragraph, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the net liabilities in liquidation of the Company as of December 26, 1998, the changes in its net liabilities in liquidation for the period from December 2, 1998 to December 26, 1998, and the results of its operations and the changes in cash flows from June 29, 1998 to December 1, 1998.

     The current value amounts are based on estimates of fair values at December 1, 1998, as follows:

          Property under sale contract - sales contract amount

          Accounts payable - at cost basis amounts minus accounts

           payable which are six years or more old and have no

           actions commenced within the last six years.

          All other assets and liabilities - at cost basis amounts that approximate estimated fair values.

     The accounting policies applied for the cost basis amounts are set forth in Note (1) to the Company's fiscal year 1998 financial statements which have been incorporated in form 10-K filed for the year ended June 27, 1998.

2. Unaudited Pro Forma Statement of Net Liabilities. Set forth below is an unaudited pro forma consolidated statement of net liabilities of the Company and its subsidiaries as of December 26, 1998 prepared by the Company in order to show the effects of the proposed sale of part of its real estate to the City of New York and the related use of proceeds. Prior to December 26, 1998, the Company agreed to sell its most valuable office, laboratory and factory building to the City of New York for $2,400,000. A major portion of the proceeds from this sale will be used to retire the $1,408,000 principal balance and over $200,000 of accrued interest of the term loan note secured by a mortgage on all of the assets of the Company. The balance of the proceeds, after a cash reserve of $100,000, will be used for closing expenses, accrued vacation expenses to its employees, and part of the accounts payable of the Company. The following condensed pro forma statement of net liabilities reflects these transactions as if they occurred at December 26, 1998:

             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
    CONDENSED PRO FORMA STATEMENT OF NET LIABILITIES (UNAUDITED)
                           (In Thousands)
                          December 26, 1998

                                        Current Value
                                            Basis          Pro Forma

ASSETS


     Cash and cash equivalents:         $         11       $   100
     Other current assets                          7             7
     Property, plant and equipment, net        2,586           186
                                        $      2,604       $   293

LIABILITIES

     Current portion of long-term debt  $      1,419       $     -
Short-term debt                           8,397         8,397
     Accounts payable and accrued
       expense                                   958           223
     Due to related parties, net               2,170         2,170
          Total liabilities             $     12,944       $10,790

Net liabilities                         $     10,482       $10,497

3. Fifteen months of interest payments totaling approximately $199,000 were due the primary lending institution at December 26, 1998 in respect of the term loan note, which had matured on November 26, 1997. The Company does not have the funds to satisfy the principal balance of $1,408,000 and accrued interest of the term loan note; however, no foreclosure action as yet has been instituted by the primary institutional lender of the Company. The Company believes that the forbearance of this primary lending institution may be due to the on-going negotiations by the Company to dispose of part of the real estate which is collateral for the mortgage securing the term loan note at a price which, if obtained, would enable the Company to satisfy the term loan note, but no assurance can be made that such a disposition will be consummated.

     The $2,741,000 revolving credit loan was in default before its maturity on November 18, 1997. The amount of interest in default and in arrears is $294,000 at December 26, 1998 in respect of the revolving credit note and the amount of the principal balance of the revolving credit note is $2,741,000. The institutional lender completed collection proceedings against a Korean bank letter of credit in the amount of $2,789,000 securing payment of the revolving credit note. An affiliated company which had provided a mortgage on its Korean real estate as collateral for that Korean bank letter of credit will become entitled to assert a claim against the Company for all amounts collected from it by the institutional lender out of the pledge of its assets. It may be possible that the two year moratorium on collection of certain debts from certain affiliated companies of the Company, as approved by a Korean court during September, 1998, may prolong those collection efforts.

4. Earnings per common share has been determined on the basis of the weighted average number of common shares outstanding during the respective quarters. At December 26, 1998 and December
27,
     1997 there was no dilutive effect from common stock options or warrants.

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














              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Material Changes in Results of Operations

The following table sets forth, for the periods indicated the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to net sales. On December 1, 1998, the Company decided to discontinue all business operations, to wind up its affairs and to dissolve, subject to stockholder approval, which is assured.

                                   Six Months Ended December 27, 1997
                                   Five Months Ended December 1, 1998

                                   Income and Expense
                                   Items as percent   Percent Change
                                       of sales         in dollars
                                        1998  1997    from 1997-1998

Net Sales                                 0%  100%         (100)%

Cost of products sold                   297   649          ( 54)
     Gross Profit (loss)               (297) (549)         ( 86)
Research, development & engineering      38    58          ( 34)
Selling and administration               60   245          ( 76)
Other deductions (income)               268   212          ( 26)

     Net earnings (loss)               (663)%(1,064)%      ( 38)%

Sales volume has decreased 100% during the five months ended December 1, 1998 from the six months ended December 27, 1997.

Efforts have been made to reduce selling and administration costs as much as possible while maintaining all necessary services. This cost has decreased 76% from the prior year.



Material Changes in Financial Condition

The consolidated statement of net liabilities at December 26, 1998 shows $2,170,000 of due to related parties. This balance increased since fiscal year end by $335,000 as a result of increases in interest expense on related party debt remaining unpaid.



Liquidity and Capital Resources

Revolving Credit Loan Agreement. The Company entered into a revolving credit loan agreement with a lending institution on May 10, 1991. On April 30, 1992 this loan was converted from a $4,000,000 one year renewable loan to a loan with a fixed repayment plan. On November 19, 1996 the lending institution agreed to a modification of repayment terms resulting in payment due November 18, 1997. This loan has been collateralized by a Newmax Co., Ltd. affiliate (guarantor) named Tae Il Magnetics Co., Ltd.

Default of Revolving Credit Loan. The $2,741,000 loan was in default before its maturity on November 18, 1997. The amount of interest in default and in arrears was $397,000 at December 26, 1998 and $423,000 at February 9, 1999 in respect of the revolving credit note and the amount of the principal balance of the revolving credit note is $2,741,000. The institutional lender completed collection proceedings against a Korean bank letter of credit in the amount of $2,789,000 securing payment of the revolving credit note. An affiliated company named Tae Il Magnetics, Co., Ltd. which had provided a mortgage on its Korean real estate as collateral for the Korean bank letter of credit will become entitled to assert a claim against the Company for all amounts collected from it by the institutional lender out of the pledge of its assets. It may be possible that the two year moratorium on collection of certain debts from certain affiliated companies of the Company, as approved by a Korean court during September, 1998, may prolong those collection efforts.

Term Loan Agreement. The Company entered into a $3,000,000 term loan agreement with the same lending institution on November 5, 1991. On November 26, 1996 the lending institution agreed to a modification of repayment terms resulting in no principal payments due until the November 26, 1997 maturity. The balance remaining unpaid on this loan is $1,408,000 as of December 26, 1998 and February 9, 1999.

Default of Term Loan.   Monthly interest payments have not been made
since August 1997. The lender has initiated collection. The amount of interest in default and in arrears pursuant to the term loan note, which had matured on November 26, 1997 was $199,000 as of December 26, 1998 and $215,000 as of February 9, 1999. The rate of interest of the term loan note was the prime rate of Citibank, N.A. until the earlier of November 26, 1997 which was its maturity date, or December 16, 1997, which was the date of the demand for payment of $1,408,000 of principal and $30,252.44 of accrued interest, and thereafter became two percent (2%) above the interest rate of eight and one half percent (8.5%) in affect on that date. The Company does not have the funds to satisfy the principal balance and accrued interest of the term loan note; however, no foreclosure action as yet has been instituted by the primary institutional lender of the Company. The Company believes that the forbearance of this primary lending institution may be due to the agreement of purchase and sale between the Company and the City of New York to sell part of the real estate which is collateral for the mortgage securing the term loan note at a price of $2,400,000 which, if obtained, would enable the Company to satisfy the term loan note but no assurance can be made that such sale will be consummated.

Collateral and Guaranties for Term Loan. The $1,408,000 term loan is secured by substantially all the assets of the Company, including a first mortgage on the facilities of the Company in Kingston, New York. The term loan has been guaranteed by the related parties Newmax, Co., Ltd., Tae Il Media, Co., Ltd. and Mr. K.H. Chung.

Debt Restructuring Proceedings in Korea. The Company has been advised that Newmax Co., Ltd. and Tae Il Media Co., Ltd. on October 14, 1997 had obtained waivers of defaults in the payment of amount due pursuant to their indebtedness from their institutional lenders and on November 8, 1997 had filed for reorganization pursuant to bankruptcy laws in Korea so that they might become entitled to a two-year moratorium on the repayment of certain obligations to certain creditors. The debt restructuring plan of Tae Il Media Co., Ltd. was accepted by its creditors and was approved by Suwon District Court in Korea on September 4, 1998. The debt restructuring plan of Newmax Co., Ltd. was accepted by its creditors and was approved by Cheongju District Court in Korea on September 15, 1998. The Company can make no assurance that its primary lending institution will continue to forebear from foreclosing on the mortgage if its agreement to sell part of the collateral for that mortgage to the City of New York for $2,4000,000 should not yield funds to satisfy the mortgage indebtedness in a reasonable amount of time.

Lack of Working Capital. Working capital consists of very little current assets as there was neither inventory nor orders for products at year-end. Current assets will remain very low, since on December 1, 1998 the Company decided not to commence battery production and not to seek orders for other products. It is anticipated that related party assistance will be necessary to finance working capital needs while the Company is liquidating its assets and that the net proceeds from the sale of certain real estate of the Company to the City of New York may provide a reserve of $100,000 for working capital needs.

Sources of Liquidity. The Company is hopeful that funds generated by facility sales proceeds and received from Newmax or other affiliated companies will be adequate to fund debt service and other winding up needs. Although there is no firm commitment and experience since December 1, 1998 reflects serious difficulty and delays in obtaining funds for the Company, affiliated parties and parents are expected to advance funds on a short-term as needed basis to offset operational cash shortfalls. The Company will not commence production on its former sealed lead acid battery manufacturing line.
Management believes that the combination of sales of manufacturing facilities, reduction in overhead spending, continued cooperation of parent companies and their affiliates, and cooperation of the institutional lender will enable the Company to remain viable for the next three months.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

According to Item 305(e) of Regulation S-K and Rule 12b-2, the
Company need not provide the information required by Item 305 about quantitative and qualitative disclosures about market risk, because the Company is a small business issuer.









































                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See note 5 to the consolidated financial statements included herein on page 7 for a discussion of current legal proceedings. See pages 22 to 24 of the Information statement on Schedule 14C of the company filed of February 10, 1999, Commission file Number 0-7207.

The Company and Herzog Supply Company, Inc. a/k/a Herzog Supply Co., Inc., Bank Bros. Plumbing & Heating Inc. and J & J Sass Electric, Inc., which are three holders of mechanics liens aggregating approximately $51,000 against the Company, are defendants in a lawsuit to collect an alleged $10,556.50 unpaid account brought by Robert Carey Company, Inc., a fourth mechanics lien holder, on January 29, 1999 in the Supreme Court of the State of New York for the County of Ulster in order to prevent the expiration of the lien obtained. On February 5, 1999, counsel stipulated to extend until March 11, 1999 the time of the company to answer the complaint, since the Company hopes to satisfy those four mechanics liens before that time expires. The Company, however, can make no assurance that the sale of part of its real estate and the satisfaction of those mechanics liens will occur prior to March 11, 1999.

See pages 24 to 25 of the information statement on Schedule 14C of the Company filed on February 10, 1999, Commission File Number
0-7207, for a description of the status of the Company as a potentially responsible party in an Environmental Protection Agency superfund site in Southington, Connenticut.

Item 3.  Defaults Upon Senior Securities.

Inadequate funds were generated by operations and received from Newmax to fund debt service during the quarter ended December 26, 1998 and during the current quarter, so the Company defaulted on the payment of accrued interest with respect to its term loan note to its institutional lender. The amount of interest in default and in arrears is $199,000 as of December 26, 1998 and is $215,000 as of February 9, 1999, which is the date of this Quarterly Report. The amount of $1,408,000 of principal of the term loan note has been immediately due and payable since the maturity date of November 26, 1997, which was followed by a notice of default on December 16, 1997.
The Company does not have the funds to satisfy the principal amount and accrued interest; however, the Company entered into an agreement of purchase and sale dated November 4, 1998 with the City of New York in order to sell part of its real estate for $2,400,000 so that the Company hopes to obtain the funds necessary to satisfy the principal amount and accrued interest upon settlement. The Company, however, can make no assurance that the sale of part of its real estate and the satisfaction of the term loan note will occur.

The institutional lender completed collection proceedings against the letter of credit in the amount of $2,789,000 securing payment of the revolving credit note, which had matured on November 18, 1997. The amount of interest in default and in arrears as of December 26, 1998 is $397,000 and as of February 9, 1999 is $423,000 in respect of the revolving credit note and the amount of the principal balance of the revolving credit note is $2,741,000. An affiliated company, Tae Il Magnetics, Co., Ltd., which had provided a mortgage on its real estate in Korea as collateral for that Korean bank letter of credit will become entitled to assert a claim against the Company for any amounts which may be collected from it by the institutional lender out of the pledge of its assets. It may be possible that the two year moratorium on collection of certain debts from certain affiliated companies of the Company, as approved by a Korean court during September, 1998, may prolong those collection efforts.

See note 3 on page 8-9 and the caption Liquidity and Capital
Resources on page 11 and 12 for additional discussions concerning defaults on the revolving credit and term loan.


Item 6.  Exhibits and Reports on Form 8-K.

 (a)  Exhibits

       Exhibit No.         Description

            2 Agreement of Purchase and Sale dated November 4, 1998 between National Micronetics, Inc. and the City of New York, which is incorporated by reference to Exhibit 2 on Pages 83 to 95 of the information statement Schedule 14C of the Company filed on February 10, 1999, Commission File Number 0-7207.


           18               Letter dated February 12, 1999
                            from Mr. Sung I. Rhee, C.P.A.

           20               Information statement Schedule 14C of

                            the Company filed on February 10, 1999,
                            Commission File Number 0-7207.

           27               Financial data schedule

 (b)  Reports on Form 8-K - None


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NATIONAL MICRONETICS, INC.



                                   By   Dr. Heehwan Lee
                                        Dr. Heehwan Lee
                                        President, Chief
                                        Executive Officer
                                        and Treasurer
                                        (Principal Financial
                                        Officer)


Dated:  February 12, 1999































                                        February 12, 1999

Dr. Heehwan Lee
President
National Micronetics, Inc.
71 Smith Avenue
Kingston, NY  12401

Dear Dr. Lee:

This in response to your inquiry regarding the basis of presentation of the financial statements of an enterprise in financial difficulty.

The basic of presentation depends on the circumstances.  AICPA
Accounting Principles Board (APB) Statements No. 4, Basis Concepts and Accounting Principles Underlying Financial Statements of Business Enterprises, states that if liquidation of an entity appears imminent, financial information may be prepared on the assumption that liquidation will occur.

If an enterprise has adopted a plan of liquidation or liquidation is imminent, it should change its accounting basis from the going-concern basis to the liquidation basis. The statements should present assets at their estimated net realizable value and liabilities at their estimated settlement amounts.

If you need more help to this matter, please contact me.

Very truly yours,


Sung I. Rhee, CPA