Form 10-Q
period 1999-03-27
NATIONAL MICRONETICS INC
filed 1999-05-06
CIK 70333

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q



(MARK ONE)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
         March 27, 1999.

              OR

  [ ]    Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934.

Commission File Number 0-7207

                           National Micronetics, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                             14-1507019
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

      P.O. Box 1128, Kingston, New York                 12402
       678 Aaron Court, Kingston, New York               12401
( Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (914) 338-0333

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                              Yes   X      No

    As of March 27, 1999, the registrant had 22,312,524 shares of Common Stock issued and outstanding.


                           NATIONAL MICRONETICS, INC.

                                      INDEX


Part I.  Financial Information:

Item 1.  Financial Statements

         Consolidated Statement of Net Liabilities - In
          Liquidation - March 27, 1999...................     3

         Consolidated Statement of Changes in Net Liabilities
          In Liquidation for the three months ended March 27, 1999 and for the period from December 2, 1998 to March
          27, 1999........................................... 4

         Consolidated Statements of Operations - For the
          period from June 28, 1998 to December 1, 1998,
          and Nine Month period ended March 28, 1998..........5

         Consolidated Statements of Cash Flows - For the
          period from June 28, 1998 to December 1, 1998 and
          Nine Month period ended March 28, 1998...............6

         Notes to Consolidated Financial Statements .......7-9

Item 2.       Management's Discussion and Analysis of the
          Financial Condition and Results of Operations ..10-12

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk .....................................  12

Part II.  Other Information

Item 1.  Legal Proceedings ................................  12

Item 3.  Defaults upon Senior Securities ..................  13

Item 4.  Submission of Matters to a Vote of Security Holders.13

Item 6.  Exhibits and Reports on Form 8-K .................  15


             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF NET LIABILITIES
                      In Process of Liquidation
                           (In Thousands)

                           March 27, 1999
                             (unaudited)
                                        Cost             Current
                                        Basis          Value Basis


ASSETS

Cash and cash equivalents             $      98        $       98
Other current assets                         50                50
Property, plant and
  equipment, net (note 1)                   127               127
     TOTAL ASSETS                     $     275        $      275


LIABILITIES

     Accounts Payable                 $     588        $      588
     Current portion of long-term
      debt                                   10                10
     Other accrued expenses                 106               160
     Short-term debt                      8,397             8,397
     Due to related parties, net          2,434             2,434
          Total liabilities           $  11,589        $   11,589

NET LIABILITIES                       $  11,314        $   11,314





















          NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
        Consolidated Statement of Changes in Net Liabilities
             In Process of Liquidation (unaudited)
                         (In Thousands)

                         Three Months Ended       From Dec. 2, 1998
                           March 27, 1999         to March 27, 1999

                         Cost     Current Value   Cost  Current Value
                         Basis      Basis         Basis    Basis

Net liabilities,
 at beginning of period $ 10,482    $ 10,340      $10,414  $10,272


Add:
     Salary expense          291         291          338      338
     Overhead expense        540         540          639      639
     Interest expense        258         258          308      308
                        $  1,089   $   1,089      $ 1,285  $ 1,285

Deduct:
     Sale of properties
      and others             117         115          127      125
     Current value
      Adjustments            140           -          225       85
     Other adjustment          -           -           20       20
     Funds received from
      related parties          -           -           13       13
                        $    257    $    115      $   385  $   243

Net liabilities,
 at end of period       $ 11,314    $ 11,314      $11,314  $11,314



















          NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)
              (in thousands, except per share amounts)
                                                    From     Nine
                                                  Jun. 28,  Months
                                                  1998 to   Ended
                                                  Dec.  1,  Mar. 28,
                                                    1998      1998

Net Sales                                         $     -    $   73
Cost and expenses:
 Cost of products sold                                 245        639
 Research, development
   and engineering                                     31         59
Selling and administration                             98        241
                                                      374        939

     Income (Loss) from
       operations                                  (  374)     (866)

Other deductions (income):
 Interest expense                                     300      577
 Other (income) expense,net                          ( 79)
(323)
                                                   $ (221)   $  (254)

     Net loss                                      $( 595)   $(1,120)

Net loss per common share                          $( .02)   $(  .05)

Average common shares
     outstanding                                   22,313     22,313



See accompanying notes to consolidated financial statements.
















             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (in thousands)
                                               From      Nine
                                              June 28,  Months
                                               1998 to   Ended
                                              Dec. 01,  Mar. 28,

                                                 1998      1998
Cash flows from operating activities:
  Net income (loss)                             $ (595)   $(1,120)
     Adjustments to reconcile net income
     (loss) to net cash provided (used) by
     operating activities:
     Depreciation and amortization                 114        284

     Retirements of property and equipment          38        111


Changes in operating assets and liabilities:
  Decrease (Increase) in inventories                 -         22

  Decrease (Increase) in other current assets       33       (226)

  Increase (Decrease) in accounts payable
    and accrued expenses                            65        118

  Increase (Decrease) in due to related parties    298        456


Net cash provided (used) by
  operating activities                          (   47)      (355)


Cash flows from financing activities:
    Purchase of plant and equipment                         ( 306)
    Repayment on long-term debt and
    capitalized lease obligations                             (42)
    Payment of revolving loan by related party       -     (2,741)
    Increase in short-term debt to related parties  60      3,421

Net cash provided (used) by
      financing activities                          60        332

Net increase (decrease) in cash and cash
  equivalents                                       13        (23)
Cash and cash equivalents at beginning
  of period                                         22         35

Cash and cash equivalents at end of period      $   35    $    12


See accompanying notes to consolidated financial statements.





             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited)

1. On December 1, 1998, the board of directors of the Company adopted a resolution to approve the dissolution of the Company and the stockholders voted to approve the proposed dissolution at the annual meeting of stockholders of the Company on February 26, 1999. As the liquidation is imminent, the Company has changed its basis of accounting for periods subsequent to December 1, 1998, from the going-concern basis to the liquidation basis. Accordingly, the carrying value of the remaining assets(except for other property, plant and equipment) as of March 27, 1999, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts. Property, plant and equipment were not adjusted because, in the opinion of the Company, it was not possible to estimate their realizable value.

     In the opinion of the Company, except for the effect, if any, of not adjusting the carrying value of property, plant and equipment as discussed in the proceeding paragraph, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the net liabilities in liquidation of the Company as of March 27, 1999, the changes in its net liabilities in liquidation for the three month period ended March 27, 1999 and for the period from December 2, 1998 to March 27, 1999, and the results of operations and the changes in cash flow for the five months period from June 29, 1998 to December 1, 1998 and for the nine months period ended March 28, 1998.

     The current value amounts are based on estimates of fair values at March 27, 1999, as follows:

          All assets and liabilities except for property, plant and equipment - at cost basis amounts that approximate estimated fair values.

     The accounting policies applied for the cost basis amounts are set forth in Note (1) to the Company's fiscal year 1998 financial statements which have been incorporated in form 10-K filed for the year ended June 27, 1998.

2. On March 10, 1999, the Company sold part of its real estate for two million four hundred thousand dollars ($2,400,000.00) in cash to the City of New York, a New York municipal corporation. The terms of the transaction are set forth in an agreement of purchase and sale dated November 4, 1998 between the Company and the City of New York, Department of Citywide Administrative Services, a copy of which was filed on February 10, 1999 with the Securities and Exchange Commission as Exhibit 13 on pages
     83 to 95 of the information statement on Schedule 14C of the Company.

     The Company benefitted from the sale of its real estate to the City of New York primarily by avoiding a foreclosure of the mortgage which was satisfied out of the proceeds of the sale and by avoiding a petition in bankruptcy by the Company or by the creditors of the Company, though the Company can make no assurances that the remaining creditors of the Company will not seek to file a petition in bankruptcy against it.

     The affiliates of the Company benefitted from the sale of its real estate to the City of New York primarily because Mr. K. H. Chung, a director of the Company, Tae Il Media Co., Ltd. and Newmax Co., Ltd. will not be asked to perform their quarantees of the term loan note of the Company which was satisfied out of the proceeds of sale and because the net proceeds of sale would be available to satisfy debts of the Company to Gigamax Corporation, Tae Il Magnetics, Co., Ltd., Tae Il U.S.A., Inc., Tae Il Media Co., Ltd., Newmax Co., Ltd. or Techmedia International Corporation, in some of which Mr. K. H. Chung and Dr. Heehwan Lee, directors of the Company, and Dr. Yoon H. Choo, a former director of the Company, may be deemed to have an interest.

3. Over seventeen months of interest payments totaling approximately $224,302 were due the primary lending institution at March 10, 1999 in respect of the term loan note, which had matured on November 26, 1997. The Company repaid the principal balance of $1,408,000 and accrued interest of the term loan note on March 10, 1999 with part of the proceeds of sale of part of
     its real estate and satisfied the mortgage on its real estate.

     The $2,741,000 revolving credit loan was in default before its maturity on November 18, 1997. The amount of interest in default and in arrears is $439,000 at March 27, 1999 in respect of the revolving credit note and the amount of the principal balance of the revolving credit note is $2,741,000. The institutional lender completed collection proceedings against a Korean bank letter of credit in the amount of $2,789,000 securing payment of the revolving credit note. An affiliated company which had provided a mortgage on its Korean real estate as collateral for that Korean bank letter of credit will become entitled to assert a claim against the Company for all amounts collected from it by the institutional lender out of the pledge of its assets. It may be possible that the two year moratorium on collection of certain debts from certain affiliated companies of the Company, as approved by a Korean court during September, 1998, may prolong those collection efforts.

4. Loss per common share has been determined on the basis of the weighted average number of common shares outstanding during the respective quarters. At March 27, 1999 and March 28, 1998 there was no dilutive effect from common stock options or warrants.

5. The Company is a defendant in a lawsuit brought as the result of an accident involving a Company automobile. The total of the damages claimed in the causes of action is $7,700,000. The summons designates the Supreme Court State of New York, County of New York, as the place of trial. The Company's insurer has assumed responsibility and is defending the Company; however the damages claimed exceed the $300,000 policy limits. Depositions are scheduled for May 1999, but were postponed and no new date was scheduled. After consulting with counsel the Company has determined that it is not possible, at this time, to estimate the amount of damage, if any, that may ultimately be incurred. Accordingly no provision has been made in the financial statements of the Company.





































              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Material Changes in Results of Operations

The following table sets forth, for the periods indicated the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to net sales. On December 1, 1998, the Company decided to discontinue all business operations, to wind up its affairs and to dissolve, and stockholder approval was obtained on February 26, 1999.

                                   Nine Months Ended March 28, 1998
                                   Five Months Ended December 1, 1998

                                   Income and Expense
                                   Items as percent   Percent Change
                                       of sales         in dollars
                                        1999  1998    from 1998-1999

Net Sales                                 0%  100%         (100)%

Cost of products sold                   N/A   875          (N/A)
     Gross Profit (loss)                N/A  (775)         (N/A)
Research, development & engineering     N/A    81          (N/A)
Selling and administration              N/A   330          (N/A)
Other deductions (income)               N/A   348

     Net earnings (loss)                N/A %(1,534)%      (N/A)%

Material Changes in Financial Condition

The consolidated statement of net liabilities at March 27, 1999 shows $2,434,000 of due to related parties. This balance increased since fiscal year end by $599,000 as a result of increases in interest expense on related party debt remaining unpaid.

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


Default of Revolving Credit Loan. The $2,741,000 loan was in default before its maturity on November 18, 1997. The amount of interest in default and in arrears was $439,000 at March 27, 1999 and $456,000 at April 30, 1999 in respect of the revolving credit note and the amount of the principal balance of the revolving credit note is $2,741,000. The institutional lender completed collection proceedings against a Korean bank letter of credit in the amount of $2,789,000 securing payment of the revolving credit note. An affiliated company named Tae Il Magnetics, Co., Ltd. which had provided a mortgage on its Korean real estate as collateral for the Korean bank letter of credit will become entitled to assert a claim against the Company for all amounts collected from it by the institutional lender out of the pledge of its assets. It may be possible that the two year moratorium on collection of certain debts from certain affiliated companies of the Company, as approved by a Korean court during September, 1998, may prolong those collection efforts.

Term Loan Agreement. The Company entered into a $3,000,000 term loan agreement with the same lending institution on November 5, 1991. On November 26, 1996 the lending institution agreed to a modification of repayment terms resulting in no principal payments due until the November 26, 1997 maturity.

Default of Term Loan.   Monthly interest payments had not been made
since August 1997. The amount of interest that was in default and in arrears pursuant to the term loan note, which had matured on November 26, 1997 was $224,302 as of March 10, 1999. The rate of interest of the term loan note was the prime rate of Citibank, N.A. until the earlier of November 26, 1997 which was its maturity date, or December 16, 1997, which was the date of the demand for payment and thereafter became two percent (2%) above the interest rate of eight and one half percent (8.5%) in affect on that date. The Company has satisfied the principal balance and accrued interest of the term loan as of March 10, 1999. The Company has sold to the City of New York part of the real estate which had been collateral for the mortgage which had secured the term loan note at a price of $2,400,000.00 which enabled the Company to satisfy the term loan note.

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

Lack of Working Capital. Working capital consists of very little current assets. Current assets will remain very low, since on December 1, 1998 the Company decided not to commence battery production and not to seek orders for other products. Related party assistance has been necessary to finance working capital needs while the Company is liquidating its assets and the net proceeds from the sale of certain real estate of the Company to the City of New York provided a reserve of $100,000 for working capital needs.

Sources of Liquidity. The Company is hopeful that funds generated by facility sales proceeds and received from Newmax or other affiliated companies will be adequate to fund debt service and other winding up needs. Although there is no firm commitment and experience since December 1, 1998 reflects serious difficulty and delays in obtaining funds for the Company, affiliated parties and parents are expected to advance funds on a short-term as needed basis to offset operational cash shortfalls. The Company will not commence production on its former sealed lead acid battery manufacturing line.
Management believes that the combination of sales of real estate, reduction in overhead spending and continued cooperation of parent companies and their affiliates will enable the Company to remain viable for the next three months.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

According to Item 305(e) of Regulation S-K and Rule 12b-2, the
Company need not provide the information required by Item 305 about quantitative and qualitative disclosures about market risk, because the Company is a small business issuer.

                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See note 5 to the consolidated financial statements included herein on pages 7 to 9 for a discussion of current legal proceedings. See pages 22 to 24 of the Information statement on Schedule 14C of the company filed of February 10, 1999, Commission file Number 0-7207.

The Company and Herzog Supply Company, Inc. a/k/a Herzog Supply Co., Inc., Bank Bros. Plumbing & Heating Inc. and J & J Sass Electric, Inc., which had held three mechanics liens aggregating approximately $51,000 against the Company, had been defendants in a lawsuit which has been discontinued to collect an alleged $10,556.50 unpaid account brought by Robert Carey Company, Inc., a fourth mechanics lien holder. The suit had commenced on January 29, 1999 in the Supreme Court of the State of New York for the County of Ulster in order to prevent the expiration of the lien obtained. The Company has satisfied those four mechanics liens and the lawsuit has been discontinued.

See pages 24 to 25 of the information statement on Schedule 14C of the Company filed on February 10, 1999, Commission File Number
0-7207, for a description of the status of the Company as a potentially responsible party in an Environmental Protection Agency superfund site in Southington, Connenticut.

Item 3.  Defaults Upon Senior Securities.

In 1997 the Company defaulted on the payment of accrued interest with respect to its term loan note to its institutional lender. The amount of interest in default and in arrears was $224,302 as of March 10, 1999 when the term note was satisfied. The amount of $1,408,000 of principal of the term loan note has been immediately due and payable since the maturity date of November 26, 1997, which was followed by a notice of default on December 16, 1997. The Company has satisfied the principal amount and accrued interest as of March 10, 1999. The Company has sold part of its real estate to the City of New York for $2,400,000, which gave the Company the funds necessary to satisfy the principal amount and accrued interest upon settlement.

The institutional lender completed collection proceedings against the letter of credit in the amount of $2,789,000 securing payment of the revolving credit note, which had matured on November 18, 1997. The amount of interest in default and in arrears as of March 27, 1999 is $439,000 and as of April 30, 1999 is $456,000 in respect of the revolving credit note and the amount of the principal balance of the revolving credit note is $2,741,000. An affiliated company, Tae Il Magnetics, Co., Ltd., which had provided a mortgage on its real estate in Korea as collateral for that Korean bank letter of credit will become entitled to assert a claim against the Company for any amounts which may be collected from it by the institutional lender out of the pledge of its assets. It may be possible that the two year moratorium on collection of certain debts from certain affiliated companies of the Company, as approved by a Korean court during September, 1998, may prolong those collection efforts.

See note 3 on page 8 and the caption Liquidity and Capital Resources on page 10 to 12 for additional discussions concerning defaults on the revolving credit and term loan.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Date of Annual Meeting. The 1999 annual meeting of stockholders of the Company was held on February 26, 1999 pursuant to a notice of meeting and an information statement on Schedule 14C dated February 5, 1999 filed with the Securities and Exchange Commission on February 10, 1999.



     Names of Directors Elected.   Mr. K. H. Chung and Dr. Heehwan
Lee were elected as the only two directors of the Company to serve until the next annual Meeting and until their successors are elected and quality.

     Election of Directors.   Affirmative votes of 12,102,650 shares
were cast for the election of Mr. K. H. Chung as a director of the Company. Affirmative votes of 12,102,650 shares were cast for the election of Dr. Heehwan Lee as a director of the Company. Thus affirmative votes were cast by all of the 12,102,650 shares present or represented at the meeting, which were more than 54 percent of the 22,314,524 shares issued and outstanding as of the close of business on January 8, 1999, which was the record date. Those 12,102,650 shares constituted a quorum of a majority of the issued and outstanding shares which were eligible to receive notice of and to vote at the 1999 annual meeting of stockholders of the Company according to the by-laws of the Company and the General Corporation Law of the State of Delaware. Those 12,102,650 affirmative votes constituted the plurality required by the by-laws of the Company and the General Corporation Law of the State of Delaware to elect each director.

     Ratification of Independent Public Accountant.    Affirmative
votes of 12,102,650 shares were cast for the ratification of the selection of Mr. Sung I. Rhee, C.P.A., 440 West Third Street, Fort Lee, New Jersey, as independent public accountant of the Company for the fiscal year ending June 26, 1999. Those 12,106,650 affirmative votes constituted the majority of the stockholders present in person or represented by proxy at the meeting required by the by-laws of the Company and the General Corporation Law of the State of Delaware to ratify the selection of Mr. Sung I. Rhee as the independent public accountant of the Company.


     Sale of Certain Real Estate to the City of New York. Affirmative votes of 12,102,650 share were cast for the approval of the sale of certain real estate of the Company to the City of New York. Those 12,102,650 affirmative votes constituted the majority of the issued and outstanding shares of common stock of the Company required by the General Corporation Law of the State of Delaware to approve the sale of substantially all of the assets of the Company. On February 10, 1999, the Company filed an Information Statement on
Schedule 14C with the Securities and Exchange Commission in order to describe the proposed sale of certain real estate to the City of New York on pages 39 to 74. On March 23, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission in order to describe its sale of certain real estate to the City of New York on March 10, 1999.




     Sale of Remaining Property and Assets of the Company. Affirmative votes of 12,102,650 shares were cast for the sale of the remaining property and assets of the Company, including, without any limitation as to the generality of the foregoing, the real property owned by the Company and located in the City of Kingston, the County of Ulster, the State of New York, the goodwill of the Company and the corporate franchises of the Company, at whatever prices, for whatever consideration and on whatever terms and conditions may be negotiated by the officers of the Company pursuant to a plan of complete liquidation of the Company. Those 12,102,650 affirmative votes constituted the majority of the issued and outstanding shares of common stock of the Company required by the General Corporation Law of the State of Delaware to approve the sale of substantially all of the assets of the Company. On February 10, 1999, the Company filed an Information Statement on Schedules 14C with the Securities and Exchange Commission in order to describe the proposed sale of its remaining property and assets on pages 74 to 78.


     Dissolution of the Company.   Affirmative votes of 12,102,150
share were cast for the dissolution of the Company and negative votes of 500 shares were cast against the dissolution of the Company.
Those 12,106,150 affirmative votes constituted the majority of the issued and outstanding shares of common stock of the Company required by the General Corporation Law of the State of Delaware to approve the dissolution of the Company. On February 10, 1999, the Company filed an Information Statement on Schedule 14C with the Securities and Exchange Commission in order to describe the proposed dissolution of the Company on page 78 to 80.


Item 6.  Exhibits and Reports on Form 8-K.

 (a)  Exhibits

       Exhibit No.         Description

            2               Agreement of purchase and sale dated
                            November 4, 1998 between National
                            Micronetics, Inc. and the City of New
                            York, Department of Citywide

                            Administrative Services, which is

                            incorporated by reference to Exhibit
                            13 on Pages 83 to 95 of the information
                            statement on Schedule 14C of the Company filed on February 10, 1999, Commission File Number 0-7207, CIK Number

                            0000070333.




           20 Information Statement on Schedule 14C of the Company filed on February 10, 1999, Commission File Number 0-7207, CIK Number 0000070333.

           27               Financial data schedule.


 (b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on March 23, 1999 in order to report under Item 2, Acquisition or Disposition of Assets, the sale of substantially all of the assets of the Company on March 10, 1999 and to file under Item 7, Financial Statements and Exhibits, the following:

     Pro forma financial information.

     Unaudited consolidated condensed pro forma statement of net liabilities of the Company and its subsidiaries as of December 26, 1998.

     Unaudited consolidated condensed pro forma statement of changes in net liabilities of the Company and its subsidiaries for the period from December 2, 1998 to December 26, 1998.

     Unaudited consolidated condensed pro forma statement of operations of the Company and its subsidiaries for the period from June 28, 1998 to December 1, 1998.

     Unaudited consolidated condensed pro forma statement of operations of the Company and its subsidiaries for the fiscal year ended June 27, 1998.


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


                                        NATIONAL MICRONETICS, INC.



                                   By   Dr. Heehwan Lee
                                        Dr. Heehwan Lee
                                        President, Chief
                                        Executive Officer
                                        and Treasurer
                                        (Principal Financial
                                        Officer)


Dated:  May 5, 1999































                                        May 5, 1999

Dr. Heehwan Lee
President
National Micronetics, Inc.
71 Smith Avenue
Kingston, NY  12401

Dear Dr. Lee:

This letter is in response to your inquiry regarding the basis of presentation of the financial statements of an enterprise in financial difficulty.

The basis of presentation depends on the circumstances.  AICPA
Accounting Principles Board (APB) Statements No. 4, Basic Concepts and Accounting Principles Underlying Financial Statements of Business Enterprises, states that if liquidation of an entity appears imminent, financial information may be prepared on the assumption that liquidation will occur.

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