Form 10-K
period 1999-06-26
NATIONAL MICRONETICS INC
filed 1999-09-29
CIK 70333

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549
                                  FORM 10-K
(MARK ONE)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 26, 1999.
                OR
  [   ]    Transition Report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934.

Commission File Number 0-7207

                            National Micronetics, Inc.
           (Exact name of registrant as specified in its charter)

          Delaware                                14-1507019
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

     P.O. Box 1128, Kingston, New York              12402
     678 Aaron Court, Kingston, New York            12401
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

The aggregate market value of the Common Stock held by non-affiliates as of September 7, 1999 was $20,000. For purposes of determining this number all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of September 7, 1999, the registrant had 22,312,524 shares of Common Stock issued and outstanding.

Index to Exhibits is on sequential page No. 56.  Total pages 64.


                                   PART I

Item 1. Business

National Micronetics, Inc. (the "Company") was originally incorporated in 1969 in New York and reincorporated in Delaware in 1982. On December 24, 1990, Newmax Co., Ltd. ("Newmax") acquired a controlling interest (50.9%) in the Company through the purchase of common stock. Newmax, a Korean corporation, is affiliated with Tae Il Media Co., Ltd. ("Tae Il") which had been a significant customer of the Company. The Company historically had operated exclusively in the magnetic recording head industry.

In reliance primarily upon assembly facilities owned and operated by its parent company, Newmax, sales revenue attributable to its parent companies and debt financing supplied or guaranteed by its parent companies or its affiliated companies between May 10, 1991 and September 1997, the Company had been principally an integrated manufacturer of magnetic recording heads primarily for computer disk drives. The Company had been performing pilot projects concerning ferrite bars, cores and recording head assemblies. The Company on March 10, 1999 sold the building in which it had installed a sealed lead acid battery manufacturing line and simultaneously disposed of the equipment for the purpose, because of a lack of funding mainly due to the debt restructuring of both Tae Il and Newmax.

On December 1, 1998, the board of directors of the Company adopted a resolution to approve the dissolution of the Company and the Stockholders voted to approve the proposed dissolution at the annual meeting of stockholders of the Company on February 26, 1999. Since then, the Company has been in process of liquidation pursuant to its plan of complete liquidation. The Company was dissolved on September 20, 1999 in the State of Delaware.

Sales and Customers

The Company's computer products had been sold to original equipment manufacturers. Because product life cycles for computer products are relatively short, sales in one period were not necessarily indicative of future sales. At any given time, the Company was likely to be dependent on sales of specific computer products to specific customers. Please refer to note 8 to the consolidated financial statements on page 50 for an analysis of export sales of computer products, exports of which comprised 100% of net sales in fiscal 1998.

The past sales and customers of the Company will not be indicative of its future sales and customers, since the Company has sold all of its operating assets pursuant to its plan of complete liquidation and has been dissolved pursuant to Delaware law. The Company has cancelled its plans for selling sealed lead acid batteries due to lack of funds.




In the period from December 2, 1998 to June 26, 1999, the Company has been liquidating its assets and liabilities, so it has had no customers or sales. In the period from June 28, 1998 to December 1, 1998, the Company had no customers or sales. See footnote 8 on page 50 for a summary of major customers and footnote 9 to the consolidated financial statements on pages 50 to 51 for a discussion of related party transactions.

Backlog

There were no backlog at December 1, 1998 or June 27, 1998.

Competition

The Company on December 1, 1998 terminated its plan to enter the sealed lead acid battery market due to a lack of working capital from affiliated companies. The Company sold the building which it had modified for that purpose on March 10, 1999 in order to avoid foreclosure of a mortgage secured by that building. The Company adopted a plan of complete liquidation on December 1, 1998, because the Company could not compete in the sealed lead acid battery business without working capital from its affiliated companies, which currently are subject to Korean judicial proceedings pursuant to which moratoriums deferring payment of their creditors have been granted after approval by creditors as to Tae Il Media Co., Ltd. by the Suwon District court on September 4, 1998 and as to Newmax Co., Ltd. by the Cheongju District Court on September 15, 1998.


Research, Development and Engineering

During the five-month period ended December 1, 1998 and fiscal year 1998 the Company spent approximately $81,000 and $81,000, respectively, in connection with continuing engineering and product development of computer related products. Research and engineering efforts during this period had been directed toward the enhancement of its floppy disk drive and tape drive recording head products.

Employees

At June 26, 1999 the Company actively employed 4 persons working five days per week.

Environmental Compliance

The material effects that compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment upon the future capital expenditures or earnings of the Company are described in Item 3, Legal Proceedings.


Item 2. Properties

The Company's corporate offices have been relocated to 678 Aaron Court, Kingston, New York from their original site at 71 Smith Avenue, Kingston, New York, 12401. The Company's operations had been conducted from 83,000 square feet of facilities located in Kingston, New York, had been owned by the Company, and mortgaged to an institutional lender to secure a term loan note which matured in November 1997 and was satisfied on March 10, 1999 when the building was sold to the City of New York. In addition, the Company had owned a vacant building totalling 37,000 square feet, which the Company sold on September 14, 1999, and part of a parking lot which the Company expects to sell during the next few months.

Item 3. Legal Proceedings

The Company is a defendant in a lawsuit brought about as the result of an accident involving a Company automobile. The lawsuit was commenced by John Conklin and Nancy Conklin against the Company on October 15, 1997 and against Mr. Montgomery Lee in the Supreme Court for the State of New York for the County of New York and claims damages aggregating $7,700,000 in regard to an accident involving a car leased by the Company. Mr. Montgomery Lee is the son of Dr. Heehwan Lee, a director and the vice president of operations of the Company. The Company's insurer has assumed responsibility and is defending the Company; however, the damages claimed exceed the $300,000 policy limits. The Company has filed an answer and is cooperating with discovery. Depositions have not been rescheduled at this time. After consulting with counsel, the Company has determined that it is not possible at this time to estimate the amount of damage, if any, that may ultimately be incurred. Accordingly, no provision has been made in the financial statements of the Company.

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

The EPA has indicated it has incurred costs in excess of $3.35 million but has not as yet completed a remedial action plan. The EPA is not prepared at this time to estimate the total cost of remedial action. Two Non-Time Critical Removal Actions have been undertaken by the PRP's with EPA approval.
The actions undertaken to date are designed to help limit further environmental damage and to obtain data to better understand the extent of
damage.   Additional treatment will be based upon analysis of data obtained.
The Company has paid its allocated share of these costs.

The Company is currently unable to predict the outcome of this matter as the total cost of remedial action has not been determined and the method of allocation of liability among all parties who may ultimately be found liable remains uncertain.


Item 4. Submission of Matters to a Vote of Security Holders

The last annual meeting of stockholders of the Company was held on February 26, 1999, as reported in Item 4 of the Quarterly Report on Form 10-Q dated May 5, 1999 of the Company. Since that date, no actions have been taken by written consent of stockholders and no meetings of stockholders have been held.

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


         Fiscal Year (ending in June)    High           Low

     1999
      First Quarter                   $  .003      $   .003
      Second Quarter                     .003          .003
      Third Quarter                      .004          .004
      Fourth Quarter                     .003          .002
     1998
      First Quarter                      .002          .002
      Second Quarter                     .002          .002
      Third Quarter                      .005          .002
      Fourth Quarter                     .005          .002



The plan of complete liquidation of the Company provides that the transfer books of the Company will be closed upon the filing of the certificate of dissolution of the Company with the Secretary of State of the State of Delaware on September 20, 1999. Only transfers required by applicable law will be effectuated.


(b). Approximate Number of Equity Security Holders

The approximate number of holders of record of the Company's common stock as of June 26, 1999 was 2,500. Furthermore, the Company on February 5, 1999 informed holders of its common stock that there will be no distribution in liquidation, that the Company will not have any cash or other assets remaining to distribute to stockholders after satisfaction of some to its liabilities, and that stockholders will not receive any proceeds from the sales of the property and assets of the Company, because the debts of the Company far exceed the fair market value to its assets.

(c). Dividends

The Company has not paid any cash dividends on its Common Stock. Due in part to the working capital deficiency and the stockholders' deficiency, the Company does not anticipate paying dividends for the foreseeable future. Furthermore, the Company on February 5, 1999 informed holders of its common stock that there will be no distribution in liquidation, that the Company will not have any cash or other assets remaining to distribute to stockholders after satisfaction of some of its liabilities, and that stockholders will not receive any proceeds from the sales of the property and assets of the Company, because the debts of the Company far exceed the fair market value of its assets.

(d). No Sales of Unregistered Equity Securities

Within the fiscal year ended June 26, 1999 and thereafter, the Company has not sold any equity securities which were not registered under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

                 Selected Consolidated Statement of Operations Data
                    (in thousands, except per share amounts)


                             5 Months
                              Ended
                             Dec. 1,        Year Ended in June
                              1998      1998    1997     1996      1995
Net sales                   $     -  $    73  $ 2,682  $ 4,151  $ 3,822
Cost of products sold           245      803    2,556    3,605    3,849
Gross profit (loss)            (245)    (735)     126      546     ( 27)
Research, development
 and engineering expense         31       81      209      231      259
Selling and administration
 expense                         98      314      489      849      712
Loss before income taxes     (  595)  (1,599)  (1,267)  (1,336)  (1,599)
Net loss                     (  595)  (1,599)  (1,267)  (1,336)  (1,599)
Net loss per common share   $ (0.02) $ (0.07)  $(0.06) $ (0.06) $ (0.07)
Weighted average shares
 outstanding                 22,313   22,313   22,313   22,313   22,313
   Cash dividends                    -        -        -        -        -

               Selected Consolidated Balance Sheet Data
                               (in thousands)
                             5 Months
                             Ended
                             Dec. 1,      Fiscal Year End in June
                              1998      1998      1997      1996     1995
Working capital
   deficiency             $(12,843) $(12,584) $(11,431) $(11,069) $(10,806)
Total assets                 2,635     2,807     2,977     4,817     5,400
Long-term debt and lease
 obligations, including
 current portion              1,419    1,420     4,191     4,363     4,626
Stockholders' deficiency    (10,232)  (9,819)   (8,655)   (7,933)   (7,059)

Comparable statement of operations data for the seven-month period commencing December 1, 1998 and comparable balance sheet data as of the end of the seven-month period commencing December 1, 1998 and ended June 26, 1999 is not available due to the change by the Company from the going concern basis of accounting to the liquidation basis of accounting on December 1, 1998.

Significant Changes in Operating Results and Assets

The reasons for the significant changes in net sales and gross profit margin, the significant net losses and the decline in assets are discussed at "Managements's Discussion and Analysis of Financial Condition, and Results of Operations" on pages 8 to 11.

Working Capital Deficiency

The reasons that had enabled the Company to operate until December 1, 1998 with a working capital deficiency are discussed in "Liquidity and Capital Resources" on pages 11 to 13.

Lack of Comparability of Financial Data

The decision to liquidate and to dissolve the Company on December 1, 1998 and the utilization of the liquidation basis of accounting after December 1, 1998, rather than the going concern basis of accounting which had been used prior to December 1, 1998, makes the financial information prior to December 1, 1998 of questionable comparability with the financial information after December 1, 1998. Therefore, the Company has omitted Financial information after December 1, 1998 from the Selected Consolidated Statement of Operations Data and has omitted financial information after December 1, 1998 from the Selected Consolidated Balance Sheet Data. The lack of any sales of computer products during the last two years make the financial information for the three fiscal years ended June 28, 1997 of questionable comparability with the financial information for the fiscal year ended June 17, 1998 and the five-month period ended December 1, 1998.




Lack of Predictability and Material Uncertainties

The decision of the Company on December 1, 1998 to terminate all business operations, rather than to commence production and sales of sealed lead acid batteries, the sale by the Company to the City of New York on March 10, 1999 of the facility where sealed lead acid battery manufacturing equipment had been installed and the sale by the Company on September 14, 1999 of its remaining industrial building materially cause the information reflected in "SELECTED FINANCIAL DATE" on pages 6 to 7 not to be indicative of the Company's future financial condition and are material uncertainties which make the financial information for the four fiscal years ended June 27, 1998 and the five-month period ended December 1, 1998 not to be indicative of the future financial condition of the Company.

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

Fiscal 1999

Fiscal 1999 left the Company in worse financial condition than prior fiscal years, because the affiliated and related companies which had provided financial support to the Company in the past drastically curtailed that financial support after December 1, 1998 and the primary lending institution of the Company forced the Company to dispose of its most valuable real estate in order to avoid foreclosure of its mortgage. The board of directors of the Company on December 1, 1998 decided to liquidate the assets of the Company and to dissolve the Company after stockholder approval was obtained on February 26, 1999. Efforts to commence sealed lead acid battery operations ceased on December 1, 1998, when the Company changed from the going concern basis of accounting, and the equipment belonging to a related company to be used by the Company for its sealed lead acid battery operations was disposed of. The sale of the 83,000 square foot facility in Kingston, New York by the Company to the City of New York for $2,400,000 enabled the Company to satisfy its term loan note secured by a mortgage on the real estate of the Company and to pay certain other liabilities. In part as a result of that sale and satisfaction of that mortgage, total current liabilities were reduced from $12,626,000 on June 27, 1998 to $11,041,000 on June 26, 1999, but total assets were reduced from $2,807,000 on June 27, 1998 to $174,000 on June 26, 1999.

Fiscal Year Ended June 26, 1999 ("1999")
Compared to
Fiscal Year Ended June 27, 1998 ("1998")

Net Sales.

The Company's net sales decreased by $73,000 or 100% from 1998. The decrease is due to the suspension of sales of recording head products, which caused a decline in sales to Newmax of $73,000.

Gross Profit.

Gross profit, as a percentage of sales, declined dramatically. This decline in performance is due to no sales combined with the inability to further reduce significant overhead items such as electricity, real estate taxes, and etc.

Research, Development and Engineering.

Research, development and engineering ("R&D"), as a percentage of sales, increased 1999. This is due to no sales for the fiscal year.




Selling and Administration.

Selling and administration expenses ("S&A"), as a percent of sales, increased in 1999. The increase in S&A as a percent of sales is due to no sale for the fiscal year.

Interest Expense.

Interest expense decreased by $434,000 from 1998 to 1999. This is due to payment of the Company's mortgage debt.

Total Assets.

Total assets reduced by $2,633,000 from $2,807,000 on June 27, 1998 to $174,000 on June 26, 1999. This is primarily due to the sale of the 83,000 square foot facility of the Company in Kingston, New York.


Fiscal Year Ended June 27, 1998 ("1998")
Compared to
Fiscal Year Ended June 28, 1997 ("1997")

Net Sales.

The Company's net sales decreased by $2,609,000, or 97%, from 1997. The decrease is due to the suspension of sales of recording head products, which caused a decline in sales to Newmax of $2,414,000 and a decline in sales of ballast of $195,000.

Gross Profit.

Gross profit, as a percentage of sales, declined dramatically to (100%) from 5% in 1997. This decline in performance is due to the significant decline in sales combined with the inability to further reduce significant overhead items such as electricity, real estate taxes, gas and water.

Research, Development and Engineering.

Research, development and engineering ("R & D"), as a percentage of sales, increased from 8% in 1997 to 110% in 1998. This is due to a cessation of sales after the first quarter, without a cessation of development and engineering support.

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

Liquidity and Capital Resources

The plan of complete liquidation which the board of directors of the Company adopted on December 1, 1990 has been carried out in substantial part and the Company on September 20, 1999 filed its certificate of dissolution with the Secretary of State of the State of Delaware. Currently the Company has few assets, including cash held in escrow to pay certain repairs, a parking lot which the Company is negotiating a contract to sell and office equipment.
On September 14, 1999, the Company sold its vacant 37,000 square foot facility in Kingston, New York for $275,000 and used the net proceeds of that sale to pay certain liabilities among other things. Currently the Company has liabilities exceeding $11,000,000, most of which are owed to related or affiliated companies. See Item 3, Legal Proceedings on Pages 4 to 5 regarding contingent liabilities of the Company. Although the Company has no plans to file for bankruptcy protection while it completes its liquidation and winding up, the Company can make no assurances that creditors of the Company will not seek to force the Company into involuntary bankruptcy proceedings or to have a receiver appointed to complete the liquidation of the Company.

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

The Company entered into a $3,000,000 term loan agreement with the same lending institution on November 5, 1991. On November 26, 1996 the lending institution agreed to a modification of repayment terms resulting in no principal payments due until the November 26, 1997 maturity. The balance remaining unpaid on this loan was -0-, $1,408,000 and $1,408,000 as of June 26, 1999, December 1, 1998 and June 28, 1997, respectively. Monthly interest payments had not been made between August 1997 and March 10, 1999, when the entire principal balance and all accrued interest were paid by the Company and the mortgage on all of the real estate owned by the Company securing the term loan note was satisfied. The amount of interest in default and in arrears pursuant to the $1,450,000 note was $126,000 as of June 27, 1998.
The rate of interest of the $1,450,000 term loan note was the prime rate of Citibank, N.A. until the earlier of November 26, 1997, which was its maturity date, or December 16, 1997, which was the date of the demand for payment of $1,408,000 of principal and $30,252.44 of accrued interest, and thereafter became two percent (2%) above the interest rate of eight and one half percent (8.5%) in effect on that date.

The term loan had been guaranteed by the related parties Newmax, Co., Ltd., Tae Il Media Co., Ltd. and Mr. K.H. Chung. The Company has been advised that Newmax Co., Ltd. and Tae Il Media Co., Ltd. on October 14, 1997 had obtained waivers of defaults in the payment of amounts due pursuant to their indebtedness from their institutional lenders and on November 8, 1997 had filed for reorganization pursuant to bankruptcy laws in Korea so that they might become entitled to a two-year moratorium on the repayment of certain obligations to certain creditors. The debt restructuring plan of Tae Il Media Co., Ltd. was accepted by its creditors and was approved by Suwon District Court in Korea on September 4, 1998. The debt restructuring plan of Newmax Co., Ltd. was accepted by its creditors and was approved by Cheongju District Court in Korea on September 15, 1998.

The Company had commitments for capital expenditures of $463,706 as of June 27, 1998. These capital expenditures pertain to the installation of the sealed lead acid battery line which the Company sold on March 10, 1999. Capital expenditures exceeded depreciation during the fiscal year ended June 27, 1998, but depreciation had exceeded capital expenditures during the three prior fiscal years ended June 28, 1997 by at least $300,000 per year.

The affiliated and related companies which have provided loans to the Company in the past withdrew their support on December 1, 1998, though some additional loans have been made subsequently. The Company anticipates that funds received from the liquidation of its few remaining assets will be insufficient to satisfy the claims of its creditors so that there will be no funds to distribute to stockholders. The Company can make no assurances that the remaining creditors of the Company will not seek to file a petition in bankruptcy against it or to appoint a receiver for its assets.

Because the capital of the Company is impaired, Delaware law prohibits the Company from purchasing fractional share of its common stock in connection with a reverse stock split and prohibits the Company from purchasing its shares of common stock, whether by means of a self-tender offer, a merger with an affiliate, a distribution in liquidation, or otherwise. Accordingly, the Company has no plans for a reverse stock split, a self-tender offer, a merger with an affiliate or a transaction which would yield anything of value to the holders of its common stock.

See note 2 to the Company's consolidated financial statements included herein (pages 44 to 45) for a further discussion of liquidity and the plan of liquidation.

Item 8. Financial Statements and Supplementary Data

The information called for by item 8 is set forth on pages 32 to 52 and listed on page 29 of this report. See foot note on page 29 about non-compliance with Regulation S-X, Article 2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.




























                            PART III
Item 10.  Directors and Executive Officers of the Registrant
                                                            Shares Owned
                       Position with                        As a Percentage
Name, Age and           Company or              Director    Of Outstanding
Committee Membership   Principal Occupation       Since          Shares

Dr. Heehwan Lee,.......Chairman, President,       1990         - (1) (2)
49                     Secretary, Treasurer       2000
                       of the Company since
                       December 1, 1998;
                       vice president and chief
                       operations officer of
                       the Company form March
                       1, 1992 until December
                       1, 1998.


Mr. K.H. Chung,........Representative Director    1990        - (1) (2)
54                     and President of Tae Il
                       Media Co., Ltd., Ansan
                       City and
                       Seoul, Korea

All directors and officers as a group (3 persons)....      (1) (3)   -

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

Business Experience of Directors

Dr. Heehwan Lee has been a director since December 1990. He was elected Chairman, President, Chief Executive Officer, Secretary and Treasurer on December 1, 1998. He has been Vice President of Tae Il Media Co., Ltd. since August 1986. He had been Vice President of Newmax from August 1990 until March 29, 1994. Newmax and Media are parents and affiliates of the Company and are engaged in businesses which had been similar to that of the Company. From July 1975 to July 1986 he was a Senior Researcher with the Korean Agency for Defense Development.

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


Relationships and Beneficial Interests

Newmax designated Mr. K.H. Chung and Dr. Heehwan Lee as nominees pursuant to its right to designate a majority of the directors to be nominated pursuant to the Stock Purchase Agreement dated November 30, 1990 between Newmax and the Company.

Newmax owns 47.1 percent of the common stock of the Company. Pursuant to the Stock Purchase Agreement dated November 30, 1990 between the Company and Newmax, Newmax may agree to purchase additional shares of common stock of the Company from time to time in an amount (presently 2,000,000 shares) which will enable Newmax to own more than 50 percent of the issued and outstanding shares of common stock of the Company. This provision directly inures to the benefit of Newmax and may be deemed indirectly to inure to the benefit of Tae Il Media Co., Ltd. ("Media"), Tae Il Magnetics, Co., Ltd. (Magnetics) Mr. K.H. Chung, Dr. Heehwan Lee, and Mr. Yoon K. Choo. This provision does not extend to other holders of the common stock of the Company. The dissolution of the Company on September 20, 1999 rendered this provision moot, since the Company no longer may issue any share of common shock.

Until March 29, 1994, Mr. K.H. Chung was the representative director and the president of Newmax and Dr. Heehwan Lee was a director and vice president of Newmax. Media and Magnetics combined owned 28 percent of the capital stock of Newmax as of June 26, 1999.


Mr. K. H. Chung owns approximately 1 percent of the capital stock of Media and is a representative director and the president of Media and Dr. Heehwan Lee a director and vice president of Media. Mr. Yoon K. Choo is a director and the chairman of the board of directors of Media. Media owns almost 19 percent of the capital stock of Dae Bang Venture Capital Co., Ltd., which owns 7.1 percent of the common stock of the Company. Media owns approximately 12 percent of the capital stock of Newmax as of June 26, 1999.

Mr. K.H. Chung owns approximately 6 percent of the common stock of Magnetics. Until March 29, 1994, Mr. K.H. Chung was the representative director and the president of Magnetics. Magnetics owns 16 percent of the capital stock of Newmax as of June 26, 1999.

Dr. Yoon H. Choo is the brother of Mr. Yoon K. Choo and Mr. K.H. Chung and Dr. Heehwan Lee are sons-in-law of Mr. Yoon K. Choo.

Mr. Yoon K. Choo and Dr. Yoon H. Choo are related by blood or marriage to Mr. K.H. Chung and Dr. Heehwan Lee, who are directors of the Company. Newmax and Media also are associates of Mr. K.H. Chung and Dr. Heehwan Lee.

Magnetics was an associate of Mr. K.H. Chung and Dr. Heehwan Lee until March 29, 1994. Newmax, Media, Magnetics, Mr. Yoon K. Choo, Mr. K.H. Chung and Dr. Heehwan Lee also have a substantial direct interest in the transactions described below.

The Stock Purchase Agreement dated November 30, 1990 between Newmax and the Company states that they mutually shall provide technical assistance and patent licenses to one another under the terms of the technical assistance agreement to be agreed upon by them, subject to appropriate government approval. From time to time, varying amounts of services had been rendered by the Company to Newmax or its designees and by Newmax to the Company pursuant to this commitment.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) of the Securities and Exchange Commission during its most recent fiscal year ended June 26, 1999 and any written representation from a reporting person that no Form 5 is required, no person who, at any time during the fiscal year ended June 26, 1999, was a director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the most recent fiscal year ended June 26, 1999 or prior fiscal years.






Transactions with Management and Others

Newmax, Media, Magnetics, or their affiliates have made payments to the Company or its subsidiaries for property or services. In particular, the Company sold to Newmax in fiscal 1997 and 1995 equipment comprising machining assembly lines and other excess equipment in exchange for cash in an amount equal to fair market value, as determined by an independent appraisal in 1991, and by subsequent determinations by employees of the Company, ($157,000 and $1,281,000 in fiscal 1997 and 1995, respectively), of that equipment. Furthermore, the Company or its subsidiaries have made payments to Newmax, Media, Magnetics or their affiliates for property or services in amounts material to the Company. Nearly $6 million has been borrowed by the Company at 8 percent interest from Gigamax Corporation and Tae Il U.S.A., Inc., both of which are controlled by Dr. Yoon H. Choo, a former director, chairman of the board, president, chief executive officer, secretary and treasurer of the Company. Techmedia International Corporation ("Techmedia"), which is wholly owned by Media and has the same president as Newmax, has occasionally
advanced funds to the Company.   Payment of interest with respect to fiscal
years 1999, 1998, 1997 and 1996, however, was forgiven. See note 9 to the Company's consolidated financial statements included herein (pages 50 and 51) for a further discussion of related party transactions.

See also Item 7, Liquidity and Capital Resources, for a discussion of loans obtained by the Company with the assistance of guarantees provided by Newmax and other related parties. See note 4 to the Company's consolidated financial statements included herein (page 46) for a further discussion of short-term debt and related party assistance and note 5 (page 47) for a further discussion of long-term debt and related party assistance.

Board and Committee Meetings

The Board of directors of the Company does not have an audit committee, nominating committee or compensation committee. The board of directors of the Company held no meetings during the fiscal year ended June 26, 1999; however, the board of directors of the Company acted twice by unanimous written consent. Dr. Yoon H. Choo resigned as a director, as the chairmen of the board, as the president, as the secretary and as the treasurer of the Company on December 1, 1998; however, his resignation was not because of a disagreement with the Company on any matter relating to the operations, policies or practices of the Company.












Item 11. Executive Compensation

Summary Compensation Table

The compensation of the chief executive officer of the Company for services rendered to the Company and its subsidiaries is set forth below:

Name and Principal Position     Fiscal Year        Annual Salary

Dr. Yoon H. Choo,                  1999              $ 42,000
Chairman, President, Secretary,    1998              $ 80,000
Treasurer until December 1, 1998   1997              $ 80,000

Dr. Heehwan Lee                    1999              $ 58,000
Chairman, President, Secretary,    1998              $ 14,000
Treasurer after December 1, 1998   1997              $   -0-
Vice President before
December 1, 1998

There are no other officers whose total annual salary and bonus exceeds $100,000. Dr. Heehwan Lee and Dr. Yoon H. Choo received no other annual compensation or long-term compensation or other compensation from the Company, except that Dr. Heehwan Lee received health benefits costing $8,500 during the fiscal year ended June 26, 1999, $8,500 during the fiscal year ended June 27, 1998 and $8,400 during the fiscal year ended June 28, 1997. Dr. Heehwan Lee and Dr. Yoon H. Choo received no grants of stock options or SARs from the Company and had no stock options or SARs of the Company to exercise or to be repriced or amended. Dr. Heehwan Lee and Dr. Yoon H. Choo received no long-term incentive plan awards from the Company. See Board Interlocks and Insider Participation below. Mr. K. H. Chung and Dr. Heehwan Lee, being all members of the board of directors of the Company, report that its compensation policies applicable to Dr. Heehwan Lee and Dr. Yoon H. Choo are to maintain compensation levels, including those required by Dr. Choo's employment contract, which recognize efforts to minimize losses and to maximize cash flow of the Company and the exercise of authority as the chief executive officer of the Company.

Board Interlocks and Insider Participation

Dr. Yoon H. Choo and Dr. Heehwan Lee served as officers of the Company and as members of the Board of Directors for fiscal 1999 and as such, were entitled to participate in deliberations of the Board of Directors concerning executive officer compensation.

Dr. Yoon H. Choo is a director and president of Gigamax Corporation and of Tae Il USA, Inc., which had been affiliates of the Company until December 1, 1998 and remain creditors of the Company.

Dr. Heehwan Lee was a director and vice president of Newmax until March 29, 1994 and is a director and vice president of Media, both of which are parents of the Company.

Mr. K.H. Chung also served as a member of the Board of Directors of the Company for fiscal 1999 and, as such, was entitled to participate in deliberations of the Board of Directors concerning executive officer compensation. He is the president and a representative director of Media, which is an affiliate of the Company. Until March 29, 1994 he was the president and representative director of Magnetics and of Newmax. He owned 1 percent of the capital stock of Media and 6 percent of the capital stock of Magnetics.

See Transactions with Management and Others on page 17. Also see Relationships and Beneficial Interests on pages 15-16 with respect to the ownership by Media and Magnetics of 28 percent of the outstanding shares of capital stock of Newmax, and the ownership by Newmax of 47.1 percent of the outstanding shares of common stock of the Company, as well as the ownership by Media and Magnetics combined of 21 percent of the capital stock of Dae Bang Venture Capital Co., Ltd., which owns 7.1 percent of the outstanding shares of capital stock of the Company.

Mr. K.H. Chung, who is a director of the Company, a representative director and president of Media, a 1 percent stockholder of Media, and a 6 percent stockholder of Magnetics, and may be deemed to have an indirect material interest in the transactions between the Company and each of Media and Newmax, as described in notes 4, 5 and 9 to the consolidated financial statements on page 46, 47 and 50 to 51. The Company owed Newmax $125,400 and Media $217,000 as of June 26, 1999.

Dr. Heehwan Lee, who is a director and the vice president and chief operations officer of the Company and the son-in-law of Mr. Yoon K. Choo, may be deemed to have a material indirect interest in the transactions between the Company and each of Media and Newmax, as described in notes 4, 5, and 9 to the consolidated financial statements on pages 46, 47 and 50 to 51, because of his official relationships with Media and because the father-in-law of Dr. Heehwan Lee, Mr. Yoon K. Choo, is a director and chairman of the board of directors of Media. The Company owed Newmax $125,400 and Media $217,000 as of June 26, 1999.

Dr. Yoon H. Choo, who until December 1, 1998 had been a director, the chairman, the president, the treasurer, and the secretary of the Company and is still a director and the president of Gigamax Corporation and of Tae Il USA. Inc., has a direct material interest in the loans provided by Gigamax Corporation and by Tae Il USA, Inc., to the Company, as described in notes
4 and 9 to the consolidated financial statements on pages 47 and 50 to 51, respectively. The Company owed Gigamax $5,656,000, in principal and $1,370,000 of net accrued expenses (primarily interest accrued prior to June 24, 1995), as of June 26, 1999.

Compensation of Directors

The annual fee for directors who are not employees of the Company is $8,000. All of the outside directors earn $1,000 for each Board meeting or Committee meeting attended, except that if a Committee meets on the same day as the full Board, Committee members earn only $500 for the Committee meeting. Telephonic meetings are compensated at fifty percent of the rates noted above. Fees earned but unpaid to current and former Board members are $80,000 at June 26, 1999. Prior to the dissolution of the Company on September 20, 1999, board members had been eligible to receive stock options. See Board Interlocks and Insider Participation above.

Employment Contract

The Company entered into a compensation agreement with Dr. Yoon H. Choo on April 17, 1991 for a one year period, which has been renewed automatically for successive one year periods on each anniversary date. As renegotiated on November 18, 1991, the compensation agreement requires annual salary payments of $80,000 per year. The compensation agreement provides for payment of one year's salary, which originally was $150,000 per year, in the event of contract non-renewal or termination of employment. Dr. Yoon H. Choo resigned as a director, the chairman of the board, the president, the secretary and the treasurer of the Company on December 1, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management


Security Ownership of Certain Beneficial Owners

The following table presents information as to the persons who have reported or are otherwise known to the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company as of September 20, 1999.

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

(1) See the caption Relationships and Beneficial Interests in Item 10, Directors and Executive Officers of the Registrant. The dissolution of the Company on September 10, 1999 nullifies the right of Newmax Co., Ltd. to agree to purchase additional share of common stock of the Company form time to time in an amount (presently 2,000,000 share) which would enable Newmax Co., Ltd. to own more than fifty percent of the issued and outstanding shares of common stock of the Company pursuant to the Stock Purchase Agreement dated November 30, 1990 between the Company and Newmax Co., Ltd.

The dissolution of the Company on September 20, 1999 nullifies the right of Newmax Co., Ltd. to agree to purchase additional shares of common stock of the Company from time to time in an amount (presently 2,000,000 shares) which would enable Newmax Co., Ltd. to own more than fifty percent of the issued and outstanding shares of common stock of the Company pursuant to the Stock Purchase Agreement dated November 30, 1990 between the Company and Newmax Co., Ltd.

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


 Title                 Name of            Amount and Nature        Percent
  of                   Beneficial         of Beneficial              of
 Class                 Owner              Ownership                 Class

Capital Stock          Kang Hoan Chung    137,746                    1.0%
of Tae Il                                 Direct owner (2)
Media Co., Ltd. (1)                       Sole voting power
                                          Sole investment power

Capital Stock          Kang Hoan Chung    37,396                     6.2%
of Tae Il                                 Direct owner (2)
Magnetics Co., Ltd. (1)                   Sole voting power
                                          Sole investment power

Capital Stock          Kang Hoan Chung    574,008                    12.2%
of Newmax                                 Indirect owner (2)
Co., Ltd. (1)                             Shared voting power
                                          Shared investment power

Capital Stock          Heehwan Lee        45,393                      .3%
of Tae Il                                 Direct owner (2)
Media Co., Ltd. (1)                       Sole voting power
                                          Sole investment power

Capital Stock          Heehwan Lee        574,008                  12.2%
of Newmax, Co.,                           Indirect owner (2)
Ltd.  (1)                                 Shared voting power
                                          Shared investment power

Capital Stock          Directors and      574,008                   12.2%
of Newmax              Executive Officers Indirect owners (2)
Co., Ltd. (1)          of the Company as  Shared voting power
                       a group            Shared investment power

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


Identification of certain information concerning security holders who are known to the Company to own of record or beneficially more than 5% of its outstanding shares of common stock and members of the immediate families of those persons and of executive officers and directors of the Company are set forth in Part I, Item 1, Business, under the headings "Sales and Customers", "Backlog", in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the Headings, "Liquidity and Capital Resources", Item 8, Financial Statements and Supplementary Data, notes 2, 4, 5, 8, and 9, Part III, Item 10, Directors and Executive Officers of the Registrant, under the headings, "Relationships and Beneficial Interests", "Transactions with Management and Others", and Item 11, Executive Compensation, under the heading "Board Interlocks and Insider Participation."


























                           PART  IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. Financial Statements

             Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of Independent Certified
              Public Accountant are incorporated in Part II of this report
             (see index on page 29).


          2. Financial Statement Schedules

             Included In Part IV of this report:
                                                                  Page #
             Independent Auditor's Report on Schedule              53-54

             Schedule II- Valuation and Qualifying Accounts        55

             Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

Separate financial statements and supplemental schedules of the Company are omitted since the Company had been primarily an operating company and its subsidiaries, included in the consolidated financial statements being filed, do not have a minority equity interest or indebtedness to any person other than the Company in an amount which exceeds five percent of the total assets as shown by the consolidated financial statements as filed herein.

     3.   Exhibits                                            Page #

          2.1 Agreement of Purchase and Sale dated November 4, 1998 between the City of New York and the Company (Incorporated by reference to Exhibit 2 to the Information Statement dated February 5, 1999 of the Company on Schedule 14C, Commission File Number 0-7207).

          2.2  Plan of Complete Liquidation of the Company       59

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

                                                                   Page #
          3.3 Amendment to the Certificate of Incorporation of the Company dated November 30, 1983 (Incorporated by reference to Exhibit
               3.3 to the annual report on Form 10-K for the year ended June 24, 1995, Commission File Number 0-7207).

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

          3.8  Certificate of Dissolution of the Company dated
               September 15, 1999                                60-62

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

          4.4  Mortgage between the Company and Shinhan Bank New York
               Branch dated November 5, 1991 (Incorporated by reference to Exhibit 4.4 to the quarterly report on Form 10-Q for the quarter ended September 28, 1991, Commission File Number 0-
               7207).
                                                              Page #
          4.5 Revised repayment schedule between the Company and Shinhan Bank New York Branch dated December 23, 1994 (Incorporated by reference to Exhibit 4.7 to the annual report on Form 10-K for the year ended June 24, 1995, Commission File Number 0-7207).

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

4.10 Second Amendment to Revolving Credit Agreement between the
     Company and Shinhan Bank New York Branch dated November 19,
     1996 (Incorporated by reference to Exhibit 4.4 to the quarterly report on Form 10-Q for the quarter ended March 29, 1997, Commission File Number 0-7207).

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

10.3 Stock Purchase Agreement dated as of November 30, 1990 between Newmax Co. Ltd. and the Company (Incorporated by reference to Exhibit 10.8 to the annual report on Form 10-
     K for the year ended June 24, 1995, Commission File Number
     0-7207).
                                                                     Page #

21.  Subsidiaries of the Company.                                         57

23.1 Consent of Sung I. Rhee, C.P.A. to incorporation by               63-64
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

                                             NATIONAL MICRONETICS, INC.


                                             ByDr. Heehwan Lee
                                               Dr. Heehwan Lee
                                               President and Chief
                                               Executive Officer

Dated:  September 23, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23th day of September, 1999.

          Signature                               Title

    Dr. Heehwan Lee                     Chairman of the Board of Directors,
   (Dr. Heehwan Lee)                    President, Chief Executive Officer,
                                        Treasurer, Secretary, Director and
                                        Chief Operations Officer (Principal
                                        Executive, Financial and Accounting
                                        Office).


    Mr. K.H. Chung                      Director
   (Mr. K.H. Chung)



















                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

                 Index to Financial Statements and Schedule

                                                              Pages

Independent Auditor's Report                                  30-31

Consolidated Statement of Net Liabilities in Process of
 Liquidation as of June 26, 1999                                 32

Consolidated Statement of Changes in Net Liabilities in
 Process of Liquidation for the period from December 2,
 1998 to June 26, 1999                                           33

Consolidated Balance Sheet as of June 27, 1998                34-35

Consolidated Statements of Operations for the five-
 month period from June 28, 1998 to December 1, 1998
 and for the years ended June 27, 1998 and June 28, 1997         36

Consolidated Statements of Changes in Stockholders'
 Deficiency for the five-month period from June 28, 1998
 to December 1, 1998 and for the years ended June 27, 1998
 and June 28, 1997                                               37

Consolidated Statements of Cash Flows for the five-month
 period from June 28, 1998 to December 1, 1998 and for the
 years ended June 27, 1998 and June 28, 1997                  38-39

Notes to Consolidated Financial Statements                    40-52

Independent Auditor's Report on Schedule                      53-54

Schedule of Valuation and Qualifying Accounts                    55


The Securities and Exchange Commission staff has expressed the opinion that the audit reports of Mr. Sung I. Rhee and this annual report on Form 10-K do not comply with Regulation S-X, Article 2, which requires the accountant's report to state clearly the opinion of the accountant in respect of the financial statements covered by the report and provides that any matters to which the accountant takes exception shall be clearly identified, the exception there to specifically and clearly stated, and, to the extent practicable, the effect of each such exception on the related financial statements given.






                        INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
National Micronetics, Inc.:

We have audited the accompanying consolidated balance sheet of National Micronetics, Inc. and subsidiaries as of June 27, 1998 and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for each of the years in the two-year period ended June 27, 1998 and the consolidated statement of operations, changes in stockholders' deficiency and cash flow for the five-month period from June 28, 1998 to December 1, 1998. In addition, we have audited the accompanying consolidated statement of net liabilities in liquidation as of June 26, 1999, and the related consolidated statement of changes in net liabilities in liquidation for the seven-month period from December 2, 1998 to June 26, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements based on our audits.

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

As described in note 1 to the consolidated financial statements, on December 1, 1998, the board of directors of the Company adopted a resolution to approve the dissolution of the Company and the stockholders voted to approve the proposed dissolution at the annual meeting of stockholders of the Company on February 26, 1999. As a result, the Company has changed its basis of accounting for periods subsequent to December 1, 1998, from the going-concern basis to the liquidation basis. Accordingly, the carrying value of the remaining assets as of June 26, 1999, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

As discussed in note 1 to the consolidated financial statements, it is not presently determinable whether the amounts that creditors agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of the possible material effect of the matter discussed in the preceding paragraph, we are unable to express, and do not express, an opinion on the consolidated financial statements referred to above.



As discussed in note 11 to the consolidated financial statements, the Company is a defendant in a lawsuit brought about as the result of an accident involving a Company automobile. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements.

                                       Sung I. Rhee, C.P.A.
Fort Lee, New Jersey
September 20, 1999










































            NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF NET LIABILITIES
                          In Process of Liquidation
                               (In Thousands)
                                             June 26, 1999
                             Cost             Current
                                        Basis          Value Basis(note 1)


ASSETS

Cash and cash equivalents             $      25        $       25
Other current assets                         35                35
Property, plant and
  equipment, net (notes 2 and 3)            163               323
     TOTAL ASSETS                     $     223        $      383

LIABILITIES

     Accounts Payable                 $     275        $      275
     Current portion of long-term
      debt (note 5)                           9                 9
     Other accrued expenses                 169               169
     Short-term debt (note 4)             8,397             8,397
     Due to related parties,net(note9)    2,190             2,190
          Total liabilities           $  11,040        $   11,040

NET LIABILITIES                       $  10,817        $   10,657























          NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
     Consolidated Statement of Changes in Net Liabilities
                   In Process of Liquidation
                         (In Thousands)

                                   For the Five-month
                                      Period from
                                      Dec. 2, 1998
                                    to June 26, 1999

                                   Cost  Current Value
                                   Basis    Basis (note 1)

Net Liabilities,
  December 2, 1998              $ 10,232  $10,072


Add:
     Overhead expense                462      462
     Administration expense           31       31
     Interest expense                516      516
                                $  1,009  $ 1,009

Deduct:
     Gain on sale of properties
      and others                     156      156
     Related party
      interest forgiven              268      268
                                $    424  $   424

Net Liabilities,
 June 26, 1999                  $ 10,817  $10,657




















               NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                               June 27, 1998
                               (in thousands)



                                   ASSETS

                                                     1998
Current assets (note 5):
 Cash and cash equivalents                         $   22
 Prepaid and other current assets                      20

      Total current assets                             42

Property, plant and equipment, at cost
 (notes 2, 3 and 5)                                 8,843

Less accumulated depreciation and amortization    ( 6,078)

      Net property, plant and equipment             2,765
                                                  $ 2,807

                                                           (Continued)


























                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - Continued

                                June 27, 1998

                 (in thousands, except common share amounts)

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                    1998

Current liabilities:
 Current portion of long-term debt (note 5)      $ 1,420
 Short-term debt (notes 4 and 9)                   8,337
 Accounts payable                                    577
 Accrued salaries and related expenses               145
 Other accrued expenses                              312
 Due to related parties, net (note 9)              1,835

          Total current liabilities               12,626

Stockholders' deficiency (note 6):
 Common stock ($.10 par value; authorized -
  40,000,000 shares; issued and
  outstanding 22,312,524 shares)                   2,231
 Additional paid-in capital                       59,785
 Accumulated deficit                             (71,835)

          Total stockholders' deficiency         ( 9,819)
Commitments and contingencies (notes 2,3 and 11)
                                                 $ 2,807


See accompanying notes to consolidated financial statements.


















                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

     Five-month period from June 28, 1998 to December 1, 1998
         and years ended June 27, 1998 and June 28, 1997

                  (in thousands, except per share amounts)
                                           From
                                        Jun. 28,    Year       Year
                                        1998 to     Ended      Ended
                                        Dec. 01,    Jun.27,    Jun.28,
                                           1998      1998       1997

Net sales                                 $     -   $    73   $ 2,682
Cost and expenses:
 Cost of products sold                        245       808     2,556
 Research, development and engineering         31        81       209
 Selling and administration                    98       314       489
                                              374     1,203     3,254

  Loss from operations                    (   374)  ( 1,130)   (  572)

Other expense (income):
 Interest expense                             300       798       740
 Interest income                                -   (     -)  (     8)
 Other (income) expense, net (note 3)     (    79)  (   329)  (    37)
                                              221       469       695

  Loss before income taxes                (   595)  ( 1,599)   (1,267)

Income taxes (note 7)                           -         -         -

Net loss                                  $(  595)  $(1,599)  $(1,267)

Basic loss per common share (note 1)      $( 0.02)  $( 0.07)   $(0.06)


See accompanying notes to consolidated financial statements.














               NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' DEFICIENCY

     Five-month period from June 28, 1998 to December 1, 1998
          and years ended June 27, 1998 and June 28, 1997

               (in thousands, except common share amounts)

                                                  Additional
                            Common Stock (note7)     Pain-in Accumulated
                              Shares    Par Value    Capital    (Deficit)

Balance June 29, 1996       22,312,524       2,231     58,805     (68,969)

Net loss -- 1997                     -           -          -     ( 1,267)
Interest forgiven on
 related party debt (note 4)                            392
Sale of assets to a
 related party (note  9)            -          -        153           -

Balance June 28, 1997       22,312,524     2,231     59,350     (70,236)

Net loss -- 1998                     -         -          -     ( 1,599)
Interest forgiven on
 related party debt(note 4)         -          -        435           -

Balance June 27, 1998      22,312,524      2,231     59,785     (71,835)

Net loss -- Five-month
     period 6/28/98 to
      12/01/98                      -          -          -      (   595)
Interest forgiven on
 related party debt(note 4)         -          -        182           -
Balance December 1, 1998    22,312,524  $    2,231   $ 59,967  $  (72,430)


See accompanying notes to consolidated financial statements.















                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

          Five-month period June 28, 1998 to December 1, 1998
             and years ended June 27, 1998 and June 28, 1997
                               (in thousands)
                                             From
                                             Jun. 28,  Year       Year
                                             1998 to   Ended      Ended
                                             Dec. 01,  Jun. 27,   Jun. 28,
                                              1998      1998      1997
Cash flows from operating activities:
 Net loss                                  $(  595)  $(1,599)  $(1,267)
 Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization              114       377       412
    Provision for losses (recoveries)
     on receivables                              -         -      (132)
    Losses (gains) on sale of property,
     plant and equipment                        39      (302)        4
    Interest forgiven on related party debt    182       435       392
Changes in operating assets and liabilities:
  Decrease (Increase) in trade receivables       -         -       365
  Decrease (Increase) in inventories             -        22       880
  Decrease (Increase) in prepaid and other
   current assets                               33       124       (62)
  Increase (Decrease) in accounts payable
   and accrued expenses                         27       135        (5)
  Increase (Decrease) in due to related
   parties, net                                153       189      (941)
  Net cash provided (used) by operating
   activities                                 ( 47)     (619)     (354)
Cash flows from investing activities:
  Additions to property and equipment         (  -)     (420)      (56)
  Proceeds from sales of property,
   plant and equipment                           -       356         -
  Net cash used by investing activities        ( -)      (64)      (56)
Cash flows from financing activities:
  Sale of assets to a related party              -         -       153
  Proceeds of short-term debt                   60       712         -
  Repayments on long-term debt                 ( -)      (42)     (172)
  Net cash provided (used) by financing
    activities                                  60       670       (19)
                                                            (Continued)







                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

          Five-month period June 28, 1998 to December 1, 1998
             and years ended June 27, 1998 and June 28, 1997
                                             From
                                             Jun. 28,   Year       Year
                                             1998 to    Ended      Ended
                                             Dec. 01,   Jun. 27,   Jun. 28
                                              1998       1998       1997

Net increase in cash and
     cash equivalents                           13      ( 31)       (429)
Cash and cash equivalents at
     beginning of year                          22        35         464

Cash and cash equivalents at end of period  $   35    $   22     $    35

Supplemental cash flow disclosures:
  Interest paid                             $  117     $ 112     $   386

See accompanying notes to consolidated financial statements.





























                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Five-month period June 28, 1998 to December 1, 1998
            and years ended June 27, 1998 and June 28, 1997

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

In reliance primarily upon assembly facilities owned and operated by its parent and affiliated companies, sales revenue attributable to its parent and affiliated companies and debt financing supplied or guaranteed by its parent and affiliated companies between May 10, 1991 and September 1997, the Company had been principally an integrated manufacturer of magnetic recording heads primarily for computer disk drives. The Company had modified its facility to begin manufacturing sealed lead acid batteries; however, no revenues were realized from the as yet non-operational sealed lead acid battery manufacturing line.

The Company had at times been involved in the distribution and sale of other products. Some, such as electrical light fixture ballasts and tee shirts, were outside its previous markets. The Company had been dependent upon other manufacturers and vendors for production and assembly work.

In fiscal 1999 the Company was in worse financial condition than prior fiscal years, because the affiliated and related companies which had provided financial support to the Company in the past drastically curtailed that financial support after December 1, 1998 and the primary lending institution of the Company forced the Company to dispose of its most valuable real estate in order to avoid foreclosure of its mortgage. On December 1, 1998, the board of directors of the Company adopted a resolution to approve the dissolution of the Company and the Stockholders voted to approve the proposed dissolution at the annual meeting of stockholders of the Company on February 26, 1999. Since then, the Company has been in process of liquidation.

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

                                                       (Continued)

               NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(1) Description of Business and Summary of Significant Accounting Policies
     - Continued


     (b) Liquidation Basis Accounting

Since the board of directors of the Company adopted a resolution to approve the dissolution of the Company on December 1, 1998, and as the liquidation is imminent, the Company has changed its basis of accounting for periods subsequent to December 1, 1998, from the going concern basis to the liquidation basis. Accordingly, the Company prepared the consolidated statement of net liabilities as of June 26, 1999 and the consolidated statement of changes in net liabilities for the seven-month period from December 2, 1998 to June 26, 1999 on the liquidation basis, where the carry value of the assets are presented at estimated realizable values and all liabilities are present at estimated settlement amounts.

The current value amounts are based on estimates of fair values at June 26, 1999, as follows:

     Property, plant and equipment, net - value determined by sales contracts, less estimated costs of disposition.

     Cash and other current assets - at cost basis amounts that approximate estimated fair values.

     All liabilities - at cost basis as it was not possible to estimate settlement amounts.

All liabilities were not adjusted and are presented at cost basis amounts because, in the opinion of the Company, it was not possible to estimate settlement amounts. The Company is in the process of settling the obligations, but, in the opinion of the Company, it is not presently determinable whether the amounts that creditors agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Except for the consolidated statement of net liabilities as of June 26, 1999 and the consolidated statement of changes in net liabilities for the seven-month period from December 2, 1998 to June 26, 1999, the consolidated
financial statements are prepared on a going concern basis.   The assets and
liabilities carrying amounts on those going concern basis financial statements do not report to represent realizable or settlement values.


                                                       (Continued)

               NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(1) Description of Business and Summary of Significant Accounting Policies
     - Continued

     (c) Consolidated Statements of Cash Flows

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

     (g)  Basic Loss per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares was 22,312,524 for the five-month period from June 26, 1998 to December 1, 1998 and fiscal years 1998 and
1997. Diluted loss per common share is not presented since it would be anti-dilutive.



                                             (Continued)




               NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(1) Description of Business and Summary of Significant Accounting Policies
     - Continued

     (h)  Fiscal Year

The Company's fiscal year ends on the last Saturday in June. The fiscal years ended June 28, 1997 and June 27, 1998 were comprised of 52 weeks. The five-month period from June 28, 1999 to December 1, 1998 was comprised of 22 weeks plus two days. The seven-month period from December 2, 1998 to June 26, 1999 was comprised of 29 weeks plus two days.

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

SFAS 130 is effective for fiscal years beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. The Company complied with SFAS 130 in the Form 10-Q for the quarter ended September 26, 1998.

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


                                                            (Continued)


               NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(1) Description of Business and Summary of Significant Accounting Policies
     - Continued


SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company is complying with the reporting requirements of SFAS 131 for the five-month period from June 28, 1998 to December 1, 1998. Management anticipates that the adoption of SFAS 131 will not have a significant impact of the Company's consolidated financial statements.

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

(2)  Liquidation Plan

Since December 1990, the Company has received direct and indirect support from Newmax to fund operational needs. As a result of the dramatic decline in value of the Korean won on foreign exchange markets in late 1997, unprecedented numbers of Korean companies nearly simultaneously defaulted on their obligations or filed for Korean bankruptcy law protection. As further discussed in note 5, the Company has been advised that Newmax Co., Ltd. and Tae Il Media Co., Ltd. filed for reorganization pursuant to bankruptcy laws in Korea. As Newmax discontinued its direct and indirect support of the Company and the Company's efforts to seek financing from other affiliated companies failed, on December 1, 1998, the board of directors of the Company adopted a resolution to approve the dissolution of the Company and the stockholders voted to approve the proposed dissolution at the annual meeting of stockholders of the Company on February 26, 1999.

Since December 2, 1998, the Company has been liquidating its assets. In March 1999, the Company sold its 83,000 square foot building for $2,400,000 to the City of New York. The Company sold its 37,000 square foot building on September 14, 1999 for $275,000.00. The company is also in negotiation to sell a parking lot, which is the last piece of its real estate.

The Company benefitted from the sale of its real estate to the City of New York primarily by avoiding a foreclosure of the mortgage which was satisfied out of the proceeds of the sale and by avoiding a petition in bankruptcy. The Company can make no assurances that the remaining creditors of the Company will not seek to file a petition in bankruptcy against it.


                                                       (Continued)
               NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(2)  Liquidation Plan - Continued


The Company plans to commence formal dissolution processing pursuant to the General Corporation Law of the State of Delaware in September 1999.


(3) Property, Plant and Equipment Classification (in thousands)


                                        June 26, 1999         June 27,
                                                  Current       1998
                                   Cost Basis      Value      Cost Basis

Land                                $    54        $    64       $   239
Buildings and improvements (20 yrs)   1,442            259         7,832
Machinery and equipment (3-8 yrs)       112              -           626
Furnishings and fixtures (3-10 yrs)       7              -           146
                                    $ 1,615      $     323       $ 8,843



The Company had conducted certain of its operations using equipment under operating leases. The Company is currently renting office space. Total rental expense was $2,000, $1,000, $9,000, and $22,000 for the seven-month period from December 2, 1998 to June 26, 1999, for the five-month period from June 28, 1998 to December 1, 1998 and for fiscal 1998 and 1997, respectively.

During fiscal 1998, the Company sold machinery and equipment which had a cost of $3,208,000 and accumulated depreciation of $3,171,000 for $318,000 to third parties. For fiscal 1998 the Company realized $302,000 gain from sale of property, plant and equipment. In March, 1999, the Company sold for $2,400,000 its 83,000 square foot building which consisted of land amounting to $211,622 and building and improvements amounting to $7,219,381 and accumulated depreciation of $4,891,662. The Company sold its 37,000 square foot building on September 14, 1999 for $275,000. The Company is also in negotiation to sell a parking lot, which is the last piece of its real estate. The Company has been relocated to 678 Aaron Court, Kingston, New York, which is a rental, from their original site at 71 Smith Avenue, Kingston, New York.


                                                       (Continued)






                    NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(4)  Short-Term Debt

A revolving credit agreement had been established in April 1991 for $4,000,000 with a lending institution not previously used by the Company. This credit line had been renewed on November 26, 1996 and had been collateralized by a Newmax affiliate (guarantor). The $2,741,000 note was in default before its maturity on November 18, 1997. The institutional lender completed collection proceedings against a Korean bank letter of credit in the amount of $2,789,000 securing payment of the revolving credit note. An affiliated company which had provided a mortgage on its Korean real estate as collateral for that Korean bank letter of credit will become entitled to assert a claim against the Company for all amounts collected from it by the institutional lender out of the pledge of its assets. In addition to the above, the Company borrowed funds from affiliates Gigamax Corporation ("Gigamax"), and Tae Il USA, Inc. from time to time during fiscal 1999, 1998 and 1997. These loans were unsecured at an 8% interest rate. At June 26, 1999, at December 1, 1998 and at June 27, 1998 the balance of these loans was $5,656,000, $5,656,000 and $5,596,000, respectively. The average amount of short-term debt outstanding and weighted average interest rate was $7,068,000 at 8% in fiscal 1999 and $6,616,000 at 8% in fiscal 1998. The maximum short-term debt outstanding was $8,397,000 in fiscal 1999 and $8,337,000 in fiscal
1998. Interest expense recorded on the $2,741,000 note was $131,000 in the seven-month period from December 1, 1998 to June 26, 1999, $89,000 in the five-month period from June 28, 1998 to December 1, 1998 and $217,000 in fiscal 1998. Interest expense recorded on the related party debt to Gigamax was $270,000 in the seven-month period from December 2, 1998 to June 26, 1999, $182,000 in the Five-month period from June 28, 1998 to December 1, 1998 and $435,000 for fiscal 1998, respectively, and as a result of the interest being forgiven by related parties in the fourth quarter due to the Company's limited resources and inability to pay interest on a timely basis, this amount has been recorded as additional paid-in capital in the accompanying financial statements.

The holder of the $2,741,000 note made by the Company to the principal institutional lender of the Company may be entitled to enforce collection of the principal amount and of interest accrued on that principal amount against the Company, even though part of the accrued interest and principal due in respect of that revolving credit note had been satisfied by the Korean affiliate of the principal institutional lender of the Company by honoring a draft on its letter of credit in the amount of $2,789,000, which was secured by a mortgage on the factory of Tae Il Magnetics, Co., Ltd.



                                                       (Continued)



                    NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(5)  Long-term Debt

A summary of long-term debt follows:
                                  Annual Interest
                                  Rate at              Balance at
                                  June 27, 1998 June 26, 1999 June 27,1998
                                                      (in thousands)
Term loan                            10.50%     $      -      $ 1,408
Others                                                 9           12
      Total long-term debt                             -        1,420
Less: Current portion                                  9        1,420
                                                 $     0      $     0

The Company had entered into a $3,000,000 term loan agreement with a lending institution on November 5, 1991. This loan, which based upon a November 26, 1996 revision matured on November 26, 1997, had been secured by substantially all the assets of the Company. As a condition of this loan, the Company had granted a $7,000,000 mortgage to the lending institution which had served as collateral for this loan. The term loan, which bears interest at prime, had been guaranteed by the related parties Newmax Co., Ltd., Tae Il Media Co., Ltd. and Mr. K.H. Chung. The Company has been advised that Newmax Co., Ltd. and Tae Il Media Co., Ltd. on October 14, 1997 had obtained waivers of defaults in the payment of amounts due pursuant to their indebtedness from their institutional lenders and on November 8, 1997 had filed for reorganization pursuant to bankruptcy laws in Korea so that they might become entitled to a two-year moratorium on the repayment of certain obligations to certain creditors. The debt restructuring plan of Tae Il Media Co., Ltd. was accepted by its creditors and was approved by the Suwon District Court in Korea on September 4, 1998. The debt restructuring plan of Newmax Co., Ltd. was accepted by its creditors and was approved by the Cheongju District court in Korea on September 15, 1998. The Company repaid the principal balance of $1,408,000 and accrued interest of the term loan note on March 10, 1999 with part of the proceeds of sale of part of its real estate and satisfied the mortgage on its real estate.

The $2,741,000 revolving credit loan was in default before its maturity on November 18, 1997. The amount of interest in default and in arrears is $397,000 at August 31, 1999 in respect of the revolving credit note and the amount of the principal balance of the revolving credit note is $2,741,000. The institutional lender completed collection proceedings against a Korean bank letter of credit in the amount of $2,789,000 securing payment of the revolving credit note. An affiliated company which had provided a mortgage on its Korean real estate as collateral for that Korean bank letter of credit will become entitled to assert a claim against the Company for all amounts collected from it by the institutional lender out of the pledge of its assets. It may be possible that the two year moratorium on collection of certain debts from certain affiliated companies of the Company, as approved by a Korean court during September, 1998, may prolong those collection
efforts.                                          (Continued)
                    NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(6)  Common Stock and Employee Benefits

Under the Stock Incentive Program, 1,525,000 shares of Common Stock were authorized for the grant of options and the issuance of awards. Under the terms of this program, options for the purchase of 48,700 shares of common stock were outstanding at June 26, 1999. Options issued under the plans generally become exercisable over a period of from six months to ten years from the date of grant at a price per share not less than the fair market value on the date of the grant. Amounts received upon exercise of options in excess of par value of shares sold are credited to additional paid-in capital. At June 26, 1999, 1,124,797 shares are available for future grants under the Program.

As of June 26, 1999 and June 27, 1998 there were no outstanding restricted stock awards for shares issued under the Company's stock award plans.

Options Outstanding          Number of Shares   Option Price Per Share

  June 27, 1998 and
  June 26, 1999                  48,700           $ .22 - $2.50

Options exercisable:
  June 26, 1999                  48,700           $ .22 - $2.50


The Company's profit sharing plan had covered all employees with six months employment with the Company. Contributions to the plan by the Company are made with its common shares. The annual contribution had been determined under a formula that considers each participant's compensation for the plan year and the fair market value of the Company's common shares on the last trading day of the Company's fiscal year. The Company's 401(k) retirement savings plan had allowed for employee contributions through payroll deductions with optional matching contributions by the Company.

There was no Company contribution to either plan for fiscal 1995 through 1998 or for the seven-month period from December 2, 1998 to June 26, 1999 and the five-month period from June 28, 1998 to December 1, 1998. The plans as amended are intended to comply with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974 and are administered by trustees appointed by the Board of Directors. The Company terminated the profit sharing plan on December 31, 1998 and the 401(K) retirement savings plan on June 15, 1999.





                                                  (Continued)



                    NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(7)  Income taxes

No income tax expense or benefit was recognized for the seven-month period from December 2, 1988 to June 26, 1999, the five-month period from June 28, 1998 to December 1, 1998 or fiscal 1998 and 1997 due to losses incurred and the inability to utilize these losses for income tax purposes. At June 26, 1999, the Company has net operating loss carry forwards of approximately $23,109,000 which will expire as follows:

          Year           Amount (in thousands)
          2006          $ 7,031
          2007            6,177
          2008            5,436
          2009            1,272
          2010              220
          2011              808
          2012            1,016
          2013            1,378
          2014            1,149
                        $23,109

Carry forwards from prior years have been limited due to the change in control of the Company which took place on December 24, 1990. Loss carry forwards available as of June 26, 1999 from years prior to the change in control, which are included above, are approximately $2,451,000.

Deferred tax liabilities (assets) are comprised of the following at June 26,
1999, and June 27, 1998:                       1999             1998

     Depreciation                          $  559,000      $  559,000
     Net operating loss carryforwards      (8,603,000)     (7,837,000)
     Inventory reserves                             -        (407,000)
     Other                                    (16,000)        (16,000)
                                           (8,619,000)     (8,260,000)
     Deferred tax valuation allowance       8,060,000       7,701,000
     Deferred taxes, net                   $        -      $        -

The deferred tax valuation allowance increased by $359,000 and $492,000 during fiscal 1999 and 1998, respectively.




                                                  (Continued)




               NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(8)  Export Sales - Major Customers

The Company's operations used to consist primarily of the manufacture of recording heads. The principal products which used to be manufactured and sold were ferrite materials, recording head cores, and recording head assemblies. A recording head assembly is a significant component of a computer disk or tape memory.

Net sales of the United States operations includes export sales as follows:
                                      Asia
                                  (in thousands)
     FYE 1997                        $ 2,517
     FYE 1998                        $    73
     7 Mo. Ended 6/26/99             $     -
     5 Mo. Ended 12/1/98             $     -

The amount and percent of sales to those customers comprising ten percent or more of total sales are shown below.
       Products     ($ in thousands)
                 7 Mo. Ended  5 Mo. Ended      FYE          FYE
                   6/26/99       12/1/98       1998         1997
Major Customer 1 $ 0 -  0%    $ 0 - 0%      $ 73 - 93%   $2,487 - 93%
Major Customer 2 $ 0 -  0%    $ 0 - 0%      $  0 -  0%   $  143    5%

(9)  Related Party Transactions

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

Net sales for fiscal 1998 and 1997 included sales of goods totalling $73,000 and $2,487,000, respectively, to Newmax of products made to specification of Newmax's customer. These products required significant additional value added before sale to the ultimate customer.

The Company owed Newmax $ 38,000 at June 26, 1999, $38,000 at December 1, 1998 and $38,000 at June 27, 1998 which is included in the consolidated balance sheets under due to related parties, net.

The Company owed Tae Il Media Co. Ltd., ("Tae Il") $217,000 at June 26, 1999, $365,000 at December 1, 1998 and $210,000 at June 27, 1998. These balances have been included in the consolidated balance sheets under due to related
parties, net.                                     (Continued)


               NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(9)  Related Party Transactions - Continued

Newmax provided quarantees via a letter of credit to assist in obtaining a $4 million revolving credit agreement; however, that revolving credit loan in the amount of $2,741,000 has been in default and that letter of credit was drawn down by the primary institutional lender of the Company. An affiliated company had provided a mortgage on its Korean real estate as collateral for the Korean bank letter of credit. The Company now owes $2,741,000 to the affiliated company as of June 27, 1998 which is included in short-term debt in the consolidated financial statements. Interest accrued on $2,741,000 debt to the affiliate of $270,000, $89,000 and $182,000 as of June 26, 1999,
December 1, 1998 and June 27, 1998 has been included in due to related parties. Gigamax has made short-term loans averaging $5,656,000 for the seven-month period from December 2, 1998 to June 26, 1999, $5,656,000 for the five-month period from June 28, 1998 to December 1, 1998, $5,596,000 for fiscal 1998 and $4,896,000 for fiscal 1997. Both of these are also discussed in note (5). Included in due to related parties at June 26, 1999, December 1, 1998, and June 27, 1998 is $1,370,000 due to Gigamax and Tae Il USA, Inc. for interest on short-term borrowing and other charges.

The Company was advanced $35,000 by Techmedia International Corporation ("Techmedia"), an affiliated company, during fiscal 1997 to fund operating expenses. The total $35,000 from Techmedia still remains payable at June 26, 1999 and at December 1, 1998.

Although negotiated in good faith, the impact of the above transactions on the financial statements may be significantly different than had the transactions been negotiated with unrelated parties.

(10)   Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

      (a)  Cash and Cash Equivalents, Accounts Payable and Accrued Expense


        The carrying amount of cash, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

       (b)  Debt

        The interest rates on the Company's short-term and long-term debt are reset according to changes in the current market (see notes 4 and 5). Consequently, the carrying value of the debt approximates fair value.
                                                       (Continued)
                    NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(11)  Contingent Liabilities

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

After consulting with counsel, the Company has determined that it is not possible at this time to estimate the amount of loss, if any, that may ultimately be incurred. Accordingly, no provision has been made in the accompanying consolidated financial statements.

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









               INDEPENDENT AUDITOR'S REPORT ON SCHEDULE

The Board of Directors and Stockholders
National Micronetics, Inc.:


Under date of September 20, 1999, we reported on the consolidated balance sheet of National Micronetics, Inc. and subsidiaries as of June 27, 1998 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the years in the two-year period ended June 27, 1998 and the consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the five-month period from June 28, 1998 to December 1, 1998. In addition, we reported on the consolidated statement of net liabilities in liquidation as of June 26, 1999, and the related consolidated statement of changes in net liabilities in liquidation for the seven-month period from December 2, 1998 to June 26, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the index on page 29. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to report on this financial statement schedule based on our audits.


As described in note 1 to the consolidated financial statements, on December 1, 1998, the board of directors of the Company adopted a resolution to approve the dissolution of the Company and the stockholders voted to approve the proposed dissolution at the annual meeting of stockholders of the Company on February 26, 1999. As a result, the Company has changed its basis of accounting for periods subsequent to December 1, 1998, from the going-concern basis to the liquidation basis. Accordingly, the carrying value of the remaining assets as of June 26, 1999, are presented at estimated realizable values and the liabilities are presented at estimated settlement amounts.


As discussed in note 1 to the consolidated financial statements, it is not presently determinable whether the amounts that creditors agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Because of the possible material effect of the matter discussed in the preceding paragraph, we are unable to express, and do not express, an opinion on the financial statement schedule referred to above.







As discussed in note 11 to the consolidated financial statements, the Company is a defendant in a lawsuit brought about as the result of an accident involving a Company automobile. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statement schedule.


                                  Sung I. Rhee, C.P.A.

Fort Lee, New Jersey
September 20, 1999










































                                                        Schedule II

                 NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
                      Valuation and Qualifying Accounts

       Five-month period ended from June 28, 1998 to December 1, 1998 and years ended June 27, 1998 and June 28, 1997
                               (in thousands)


                                               Accounts
                       Balance at  Charged to  written off        Balance
                       beginning   costs and   as uncollectible,  at end
Description            of period   expenses    net of recoveries  of period

Five-month period ended
  December 1, 1998:

Allowance for doubtful
  accounts receivable  $       -  $       -   $         -        $     -

Year ended June 1998:

Allowance for doubtful
 accounts receivable   $       -   $      -    $        -        $      -

Year ended June 1997:

Allowance for doubtful
 accounts receivable   $     132   $   (132)    $       -        $      -





















                        Exhibits Filed Electronically


                                                                        Page


21        Subsidiaries of the Company                                    57

2.2       Plan of Complete Liquidation of the Company                 58-59

3.8       Certificate of Dissolution of the Company dated
          September 15, 1999                                          60-62

23.1      Consent of Sung I. Rhee, C.P.A. to incorporation by
          reference of its report on Financial Statements in
          Registration Statements on Form S-8 Registration Nos.
          2-81098, 2-81456, 2-89221, 2-96120, 2-96139, 33-14778
          and 33-33567.                                               63-64

7        Financial Data Schedule (For electronic filing purposes only).































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

                       SUBSIDIARIES OF THE REGISTRANT


                                                  State or County in
Name                                              which incorporated


National Micronetics Sales, Inc...................Delaware

National Micronetics International Limited........Hong Kong






































                                                       Exhibit 2.2

                       PLAN OF COMPLETE LIQUIDATION OF
                         NATIONAL MICRONETICS, INC.
                             IRS EIN 14-1507019

National Micronetics, Inc. (the "Company") was incorporated on April 17, 1969 in the State of New York and was reincorporated on October 15, 1981 in the State of Delaware. The New York corporation was merged into the Delaware corporation on January 25, 1982. The employer identification number of the Company is 14-1507019.

The offices of the Company are located at 678 Aaron Court, Kingston, New York 12401 on February 26, 1999, which is the date of adoption of this Plan of Complete Liquidation by the stockholders of the Company. Formerly, the offices of the Company had been located at 71 Smith Avenue, Kingston, New York 12401.

The Company is authorized to issue forty million (40,000,000) shares of common stock, par value ten cents ($.10) per share on February 26, 1999. The Company issued from time to time twenty-two million three hundred twelve thousand five hundred twenty-four (22,312,524) shares of common stock, par value ten cent ($.10) per share.

All of the twenty-two million three hundred twelve thousand five hundred twenty-four (22,312,524) issued share of common stock, par value ten cents ($.10) per share, of the Company are fully paid, non-assessable and outstanding on February 26, 1999 and held of record by approximately two thousand five hundred (2,500) registered owners, some of whom hold as nominees for an estimated one thousand five hundred (1,500) additional beneficial owners.

The Company plan to sell all of its assets and to apply all of the net proceeds of sales of its assets to pay some of the debts owed by the Company to some of its creditors.

The Company plans to distribute none of its assets and none of the proceeds of sale of its assets to any of the holders of its issued and outstanding shares of common stock either as a dividend or as a distribution or distributions in partial or complete liquidation on account of the shares of common stock of the Company held by them.

Accordingly, the Company does not plan to ask the holders of its outstanding shares of common stock to assign, transfer or deliver to the Company for cancellation or for retirement any of the certificates for the twenty-two million three hundred twelve thousand five hundred twenty-four (22,312,524) issued and outstanding shares of common stock, par value ten cents ($.10), of the Company.

At the time of its complete liquidation, the Company will have no liabilities or obligations, except to pay state and federal income taxes and state franchise taxes and to pay creditors, some of whom are affiliates or associates of the largest stockholder of the Company, several million dollars of outstanding debts which the net proceeds of the assets of the Company will not be sufficient to satisfy. The Company will make an adequate reserve for the taxes, if they will not have become due and will not have been paid before the time of the complete liquidation of the Company.

Prior to the complete liquidation of the Company, the Company plans to commence formal dissolution proceedings pursuant to the General Corporation Law of the State of Delaware. The Company anticipates that its affairs will be wound up in their entirety pursuant to the General Corporation Law of the State of Delaware.

On the effective date of that filing, the stock transfer books for the shares of common stock, par value ten cents (.10) per share, of the Company will be closed and no further transfers of those shares will be effective, except to the extent required by applicable law.

The Company anticipates that its affairs will be wound up in their entirety pursuant to the General Corporation Law of the State of Delaware.

































                                                       Exhibit 3.8

                        CERTIFICATE OF DISSOLUTION OF
                         NATIONAL MICRONETICS, INC.


                       PURSUANT TO SECTION 275 OF THE
              GENERAL CORPORATION LAW OF THE STATE OF DELAWARE


NATIONAL MICRONETICS, INC., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY THAT:

FIRST:    The name of the corporation is National Micronetics, Inc.


SECOND:   The board of directors of the corporation, by the unanimous written consent of its members, dated December 1, 1998, filed with the minutes of the board, duly adopted the following resolutions:

          RESOLVED, that it is deemed advisable in the judgment of the board of directors of National Micronetics, Inc., a Delaware corporation (the "Company"), that the Company should be dissolved in the State of Delaware, when and as authorized by a resolution adopted by the holders of a majority of the outstanding stock of the Company pursuant to section 275(a) of the General Corporation Law of the State of Delaware; and it is further

          RESOLVED, that, after adoption by the stockholders of a resolution approving the dissolution of the Company pursuant to section 275(b) and payment of all franchise taxes which may be due and owing by the Company to the State of Delaware pursuant to Section 277 of the General Corporation Law of the State of Delaware, the president of the Company is authorized to execute, to acknowledge and to file with the secretary of state of the State of Delaware a certificate of dissolution of the Company pursuant to Section 275(d) and Section 103 of the General Corporation Law of the State of Delaware, among other things certifying that such certificate of dissolution has been duly adopted in accordance with Sections 216 and 275 of the General Corporation Law of the State of Delaware, and to record a certified copy of that certificate of dissolution of the Company with the recorder of New Castle County, Delaware; and it is further

          RESOLVED, that the president, treasurer and secretary of the Company is authorized to execute and deliver whatever agreements, certificates, instruments and documents and to take whatever steps may be necessary or appropriate to effectuate the intent of the foregoing resolutions.



     THIRD:    The following resolution was adopted and approved by the
affirmative votes of the holders of a majority of the issued and outstanding shares of common stock of the corporation at an annual meeting of stockholders which was duly called and held on February 26, 1999 and at which a quorum was present and acting throughout:

          WHEREAS, the Board of Directors of National Micronetics, Inc., a Delaware corporation ("NMI"), on December 1, 1998 deemed it advisable in its judgment that NMI should be dissolved and recommended that the stockholders adopt a resolution to that effect and vote for the proposed dissolution of NMI in the State of Delaware,

          NOW, THEREFORE, it is

          RESOLVED, that it is advisable in the judgment of the stockholders that National Micronetics, Inc., a Delaware corporation ("NMI"), should be dissolved in the State of Delaware.

     FOURTH:   The dissolution of the corporation has been authorized by the board of directors and by the stockholders of the corporation, in accordance with subsections (a) and (b) of Section 275 of the General Corporation Law of the State of Delaware.

     FIFTH:    The names and addresses of the directors and officers of the corporation are as follows:

                                        DIRECTORS

          Names                              Addresses

Dr. Heehwan Lee                         National Micronetics, Inc.
                                        678 Aaron Court, Kingston,
                                        New York  12401
                                        P.O. Box 1128, Kingston,
                                        New York, 12402

Mr. K. H. Chung                         Tae Il Media Co., Ltd.
                                        333-18, Yang Jae-Dong
                                        Seocho-Ku, Seoul
                                        137-130, Korea

                                        OFFICERS

     Names          Offices             Address

Dr. Heehwan Lee     Chairman of the     National Micronetics, Inc.
                    Board, President,   678 Aaron Court, Kingston,
                    Secretary,          New York  12401
                    Treasurer           P.O. Box 1128, Kingston,
                                        New York,  12402




     IN WITNESS WHEREOF, said National Micronetics, Inc., has caused this certificate to be signed by Heehwan Lee, its president, and to be attested by Heehwan Lee, its secretary, this 15th day of September 1999.

                                        NATIONAL MICRONETICS, INC.


                                        By  /s/Heehwan Lee
                                               Heehwan Lee, President



Attest:  /s/ Heehwan Lee
             Heehwan Lee, Secretary






































                                                       Exhibit 23.1


                      Consent of Independent Auditor's



The Board of Directors
National Micronetics, Inc.:



We consent to incorporation by reference in the Registration Statement Nos. 2-81098, 2-81456, 2-89221, 2-96120, 2-96139, 33-14778 and 33-33567 on Forms
S-8 of National Micronetics, Inc. of our reports dated September 20, 1999, relating to the consolidated balance sheet as of June 27, 1998 and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the two-year period ended June 27, 1998, and the consolidated statements of operations, changes in stockholders' deficiency, cash flows and related schedule for the five-month period from June 28, 1998 to December 1, 1998, and the consolidated statement of net liabilities in liquidation as of June 26, 1999, and the related consolidated statement of changes in net liabilities for the seven-month period from December 2, 1998 to June 26, 1999, which reports appear in the June 26, 1999 annual report on Form 10-K of National Micronetics, Inc.

Our reports dated September 20, 1999 contain explanatory paragraphs that state that on December 1, 1998, the board of directors of the Company adopted a resolution to approve the dissolution of the Company and the stockholders voted to approve the proposed dissolution at the annual meeting of stockholders of the Company on February 26, 1999 and the Company has changed its basis of accounting for periods subsequent to December 1, 1998, from the going-concern basis to the liquidation basis, and the carrying values and all liabilities are presented at estimated settlement amounts.

Our reports dated September 20, 1999, also contain an explanatory paragraph that states that it is not presently determinable whether the amounts that creditors agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying consolidated financial statements. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

Because of the possible material effect of the matter discussed in the preceding paragraph, we are unable to express, and do not express, an opinion on the consolidated financial statements and schedule referred to above.





As discussed in note 11 to the consolidated financial statements, the Company is a defendant in a lawsuit brought about as the result of an accident involving a Company automobile. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements and schedule.


                                  Sung I. Rhee, C.P.A.



Fort Lee, New Jersey
September 23, 1999