Form 10-Q
period 1999-09-25
NATIONAL MICRONETICS INC
filed 1999-11-04
CIK 70333

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q



(MARK ONE)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
         September 25, 1999.

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

                              Yes   X      No

    As of September 25, 1999, the registrant had 22,312,524 shares of Common Stock issued and outstanding.


                           NATIONAL MICRONETICS, INC.

                                      INDEX


Part I.  Financial Information:

Item 1.  Financial Statements

         Consolidated Statement of Net Liabilities - In
          Liquidation - September 25, 1999.................... 3

         Consolidated Statement of Changes in Net Liabilities
          In Liquidation for the three months ended
          September 25, 1999.................................. 4

         Consolidated Statements of Operations - For the
          period three month ended September 26, 1998..........5

         Consolidated Statements of Cash Flows - For the
          three month period ended September 26, 1998 .........6

         Notes to Consolidated Financial Statements .........7-10

Item 2.       Management's Discussion and Analysis of the
          Financial Condition and Results of Operations ....11-13

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk .........................................14

Part II.  Other Information

Item 1.  Legal Proceedings ....................................14

Item 2.  Changes in Securities and use of Proceeds.............14

Item 3.  Defaults upon Senior Securities ......................14

Item 6.  Exhibits and Reports on Form 8-K .....................15


             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF NET LIABILITIES
                      In Process of Liquidation
                           (In Thousands)

                         September 25, 1999
                             (unaudited)
                                        Cost             Current
                                        Basis          Value Basis


ASSETS

Cash and cash equivalents             $      54        $       54
Other current assets                         35                35
Property, plant and
  equipment, net (note 1)                    50                61
     TOTAL ASSETS                     $     139        $      150


LIABILITIES

     Accounts Payable                 $     215        $      215
     Other accrued expenses                 175               175
     Short-term debt                      8,397             8,397
     Due to related parties, net          2,223             2,223
          Total liabilities           $  11,010        $   11,010

NET LIABILITIES                       $  10,871        $   10,860























          NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
        Consolidated Statement of Changes in Net Liabilities
             In Process of Liquidation (unaudited)
                         (In Thousands)

                         Three Months Ended
                         September 25, 1999

                         Cost     Current Value
                         Basis      Basis

Net liabilities,
 at beginning of period $ 10,817    $ 10,657


Add:
     Salary expense            3           3
     Overhead expense        156         156
     Interest expense        166         166
                        $    325   $     169

Deduct:
     Sale of properties
      and others             115           -
     Current value
      Adjustments              -         (34)
     Other adjustment          -           -
     Funds received from
      related parties          -           -
                        $    275    $    (34)

Net liabilities,
 at end of period       $ 10,871    $ 10,860





















          NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)
              (in thousands, except per share amounts)
                                                   Three
                                                   Months
                                                   Ended
                                                  Sept. 26,
                                                    1998

Net Sales                                         $     -
Cost and expenses:
 Cost of products sold                                  -
 Research, development
   and engineering                                     17
Selling and administration                             60
                                                       77
     Income (Loss) from
       operations                                  (   77)

Other deductions (income):
 Interest expense                                     206
 Other (income) expense,net                          ( 75)
                                                   $  131
     Net loss                                      $( 208)

Net loss per common share                          $( .02)

Average common shares
     outstanding                                   22,313


See accompanying notes to consolidated financial statements.





















             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (in thousands)
                                               Three
                                               Months
                                               Ended
                                              Sept. 26,
                                                1998
Cash flows from operating activities:
  Net income (loss)                             $ (208)
     Adjustments to reconcile net income
     (loss) to net cash provided (used) by
     operating activities:
     Depreciation and amortization                  92
     Retirements of property and equipment           -
Changes in operating assets and liabilities:
  Decrease (Increase) in inventories                 -
  Decrease (Increase) in other current assets      (20)
  Increase (Decrease) in accounts payable
    and accrued expenses                            20
  Increase (Decrease) in due to related parties    167

Net cash provided (used) by
  operating activities                          (   91)


Cash flows from financing activities:
    Purchase of plant and equipment                  -
    Repayment on long-term debt and
    capitalized lease obligations                    -
    Proceeds of short-term debt                     60
    Increase in short-term debt to related parties   -

Net cash provided (used) by
      financing activities                          60

Net increase (decrease) in cash and cash
  equivalents                                        4
Cash and cash equivalents at beginning
  of period                                         22

Cash and cash equivalents at end of period      $   26


See accompanying notes to consolidated financial statements.






             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited)

1. On December 1, 1998, the board of directors of the Company adopted a resolution to approve the dissolution of the Company and the stockholders voted to approve the proposed dissolution at the annual meeting of stockholders of the Company on February 26, 1999. As the liquidation is imminent, the Company has changed its basis of accounting for periods subsequent to December 1, 1998, from the going-concern basis to the liquidation basis. Accordingly, the carrying value of the remaining assets as of September 25, 1999, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts. All liabilities were not adjusted and are presented at cost basis amounts because, in the opinion of the Company, it was not possible to estimate settlement amounts. The Company is in the process of settling the obligations, but, in the opinion of the Company, it is not presently determinable whether the amounts that creditors agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the consolidated financial statements.

     In the opinion of the Company, except for the effect, if any, of not adjusting the carrying value of all liabilities as discussed in the proceeding paragraph, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the net liabilities in liquidation of the Company as of September 25, 1999, and the changes in its net liabilities in liquidation for the three month period ended September 25, 1999.

     The current value amounts are based on estimates of fair values at September 25, 1999, as follows:

          Property, plant and equipment, net - value determined by sales contract, less estimated costs of disposition.


          Cash and other current assets - at cost basis amounts that approximate estimated fair values.

          All liabilities - at cost basis as it was not possible to estimate settlement amounts.









2. The Company is in worse financial condition than prior fiscal years, because the affiliated and related companies which had provided financial support to the Company in the past drastically curtailed that financial support after December 1, 1998 and the primary lending institution of the Company forced the Company to dispose of its most valuable real estate in order to avoid foreclosure of its mortgage. The board of directors of the Company on December 1, 1998 decided to liquidate the assets of the company and to dissolve the Company after stockholder approval was obtained on February 26, 1999. Efforts to commence sealed lead acid battery operations ceased on December 1, 1998, when the Company changed from the going concern basis of accounting, and the equipment belonging to a related company to be used by the Company for its sealed lead acid battery operations was disposed of. The sale of the 83,000 square foot facility in Kingston, New York by the Company to the City of New York for $2,400,000 enabled the Company to satisfy its term loan note secured by a mortgage, total current liabilities were reduced for $12,626,000 on June 27, 1998 to $11,041,000 on June 26, 1999, but total assets were reduced from $2,807,000 on June 27, 1998 to $174,000 on June 26, 1999.

     The Company benefitted from the sale of its real estate to the City of New York and D. K. Shah Properties, Inc. primarily by avoiding a petition in bankruptcy by the Company or by the creditors of the Company, though the Company can make no assurances that the remaining creditors of the Company will not seek to file a petition in bankruptcy against it.

     The affiliates of the Company benefitted from the sale of its real estate to the City of New York and D. K. Shah Properties, Inc. primarily because net proceeds of sale would be available to satisfy debts of the Company to Gigamax Corporation, Tae Il Magnetics, Co., Ltd., Tae Il U.S.A., Inc., Tae Il Media Co., Ltd., Newmax Co., Ltd. or Techmedia International Corporation, in some of which Mr. K. H. Chung and Dr. Heehwan Lee, directors of the Company, and Dr. Yoon H. Choo, a former director of the Company, may be deemed to have an interest.

     On September 14, 1999, the Company sold part of its real estate for two hundred seventy-five thousand dollars ($275,000.00) in cash to D. K. Shah Properties, Inc., 27 Grand Street, Kingston, New York. The terms of the transaction are set forth in an agreement of purchase and sale dated April 20, 1999 between the Company and D. K. Shah Properties, Inc., a copy of which was filed on October 12, 1999 with the Securities and Exchange Commission as Exhibit 13.1 of the form 8-K.
3. Over seventeen months of interest payments totaling approximately $224,302 were due the primary lending institution at March 10, 1999 in respect of the term loan note, which had matured on November 26, 1997. The Company repaid the principal balance of $1,408,000 and accrued interest of the term loan note on March 10, 1999 with part of the proceeds of sale of part of
     its real estate and satisfied the mortgage on its real estate.

     The $2,741,000 revolving credit loan was in default before its maturity on November 18, 1997. The amount of interest in default and in arrears is $451,000 at September 25, 1999 in respect of the revolving credit note and the amount of the principal balance of the revolving credit note is $2,741,000. The institutional lender completed collection proceedings against a Korean bank letter of credit in the amount of $2,789,000 securing payment of the revolving credit note. An affiliated company which had provided a mortgage on its Korean real estate as collateral for that Korean bank letter of credit will become entitled to assert a claim against the Company for all amounts collected from it by the institutional lender out of the pledge of its assets. It may be possible that the two year moratorium on collection of certain debts from certain affiliated companies of the Company, as approved by a Korean court during September, 1998, may prolong those collection efforts.

4. Loss per common share has been determined on the basis of the weighted average number of common shares outstanding during the respective quarters. At September 25, 1999 and September 26, 1998 there was no dilutive effect from common stock options or warrants.

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

     The Company has been notified it is one of many potentially responsible parties ("PRP") for an Environmental protection Agency ("EPA") Superfund Site. A "PRP" may be jointly and severally liable for clean-up of a Superfund site, except to the extent of any settlement agreement with the Environmental Protection Agency.

     The site is known as the Solvents Recovery Service of New England Superfund Site and is located on Lazy Lane in Southington, Connecticut. The EPA has identified in excess of 1,600 PRP's for this site. The EPA has indicated it has incurred costs in excess of $3.35 million, but has not as yet completed a remedial action plan. The EPA is not prepared at this time to estimate the total cost of remedial action. Two Non-Time Critical Removal Actions have been undertaken by the PRP's with EPA approval. The actions undertaken to date are designed to help limit further environmental damage and to obtain data to better understand the extent of damage. Additional treatment will be based upon analysis of date obtained. The Company has paid its allocated share of these costs, the amount not being significant to the financial statements of the Company.

     The Company is currently unable to predict the outcome of this matter as the total cost of remedial action has not been determined and the method of allocation of liability among parties who may ultimately be found liable.































              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Material Changes in Results of Operations

The following table sets forth, for the periods indicated the relative percentages that certain items in the Company's Consolidated Statement of Operations for the quarter ended September 26, 1998 and in the Company's Consolidated Statement of Changes in New Liabilities
- in Liquidation - for the quarter ended September 25, 1999 bear to net sales. On December 1, 1998, the Company decided to discontinue all business operations, to wind up its affairs and to dissolve, and stockholder approval was obtained on February 26, 1999. Therefore, there were no net sales during the quarter ended September 25, 1999. See Note 1 to Consolidated Financial Statements.

                              Three Months Ended September 26, 1998
                              Three Months Ended September 25, 1999

                                   Income and Expense
                                   Items as percent   Percent Change
                                       of sales         in dollars
                                        1999  1998    from 1998-1999

Net Sales                                 0%    0%            0 %

Cost of products sold                   N/A     0          (N/A)
     Gross Profit (loss)                N/A     0          (N/A)
Research, development & engineering     N/A   N/A          (N/A)
Selling and administration              N/A   N/A          (N/A)
Other deductions (income)               N/A   N/A

     Net earnings (loss)                N/A % N/A%         (N/A)%

Material Changes in Financial Condition

The consolidated statement of net liabilities at September 25, 1999 shows $2,223,000 of due to related parties. This balance increased since fiscal year end by $33,000 as a result of increases in interest expense of $165,000 on related party debt remaining unpaid and a decrease of $132,000 which was paid on related party debt.

Liquidity and Capital Resources

The plan of complete liquidation which the board of directors of the Company adopted on December 1, 1998 has been carried out in substantial part and the Company on September 20, 1999 filed its certificate of dissolution with the Secretary of State of the State of Delaware and thus dissolved. Currently the Company has few assets, including cash held in escrow to pay certain repairs, a parking lot which the Company is negotiation a contract to sell and office equipment. On September 14, 1999, the Company sold its vacant 37,000 square foot facility in Kingston, New York for $275,000 and used the net proceed of that sale to pay certain liabilities among other things. Currently the Company has liabilities exceeding $11,000,000, most of which are owed to related or affiliated companies. Although the Company has no plans to file for bankruptcy protection while it completes its liquidation and winding up, the Company can make no assurances that creditors of the Company will not seek to force the Company into involuntary bankruptcy proceedings or to have a receiver appointed to complete the liquidation of the Company.

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


Default of Revolving Credit Loan. The $2,741,000 loan was in default before its maturity on November 18, 1997. The amount of interest in default and in arrears was $451,000 at September 25, 1999 in respect of the revolving credit note and the amount of the principal balance of the revolving credit note is $2,741,000. The institutional lender completed collection proceedings against a Korean bank letter of credit in the amount of $2,789,000 securing payment of the revolving credit note. An affiliated company named Tae Il Magnetics, Co., Ltd. which had provided a mortgage on its Korean real estate as collateral for the Korean bank letter of credit will become entitled to assert a claim against the Company for all amounts collected from it by the institutional lender out of the pledge of its assets. It may be possible that the two year moratorium on collection of certain debts from certain affiliated companies of the Company, as approved by a Korean court during September, 1998, may prolong those collection efforts.

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

Sources of Liquidity. The affiliated and related companies which have provided loans to the Company in the past withdrew their support on December 1, 1998, though some additional loans have been made subsequently. The Company anticipated that funds received from the liquidation of its few remaining assets will be insufficient to satisfy the claims of its creditors so that there will be no funds to distribute to stockholders. The Company can make no assurances that the remaining creditors of the Company will not seek to file a petition in bankruptcy against it or appoint a receiver for its assets.

No Funds to Pay Stockholders.

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




















                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See note 5 to the consolidated financial statements included herein on pages 7 to 10 for a discussion of current legal proceedings.

Item 2.  Changes in Securities and use of Proceeds.

On September 20, 1999, the Company dissolved pursuant to authority of its board of directors and its stockholders. Thus, pursuant to its plan of complete liquidation, which was filed as Exhibit 2.2 to its annual report on Form 10-K for the fiscal year ended June 26, 1999, the stock transfer books for the shares of common stock, par value ten cents ($.10) per share, of the Company closed and no further transfers of those extent required by applicable law.

Since the Company has been dissolved, the Company may no issue any more shares on common stock, par value ten cents ($.10) per share, for any purpose, including exercise of stock options or rights to purchase additional shares of common stock pursuant to an agreement with the Company. Delaware las allows a dissolved corporation to pay dividends or the make distributions in liquidation in respect of its outstanding shares of common stock; however, the distribution in respect of this outstanding shares of common stock. See No Funds To Pay Stockholders in Part I - FINANCIAL INFORMATION, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations on page 13 above.

Item 3.  Defaults Upon Senior Securities.

The institutional lender completed collection proceedings against the letter of credit in the amount of $2,789,000 securing payment of the revolving credit note, which had matured on November 18, 1997. The amount of interest in default and in arrears as of September 25, 1999 is $451,000 and as of October 31, 1999 is $472,000 in respect of the revolving credit note and the amount of the principal balance of the revolving credit note is $2,741,000. An affiliated company, Tae Il Magnetics, Co., Ltd., which had provided a mortgage on its real estate in Korea as collateral for that Korean bank letter of credit will become entitled to assert a claim against the Company for any amounts which may be collected from it by the institutional lender out of the pledge of its assets. It may be possible that the two year moratorium on collection of certain debts from certain affiliated companies of the Company, as approved by a Korean court during September, 1998, may prolong those collection efforts.

See note 3 on page 9 and the caption Liquidity and Capital Resources on page 11 to 12 for additional discussions concerning defaults on the revolving credit.



Item 6.  Exhibits and Reports on Form 8-K.

 (a)  Exhibits

       Exhibit No.         Description


           27               Financial data schedule.


 (b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on October 12, 1999 in order to report under Item 2, Acquisition or Disposition of Assets, the sale of substantially all of the assets of the Company on September 14, 1999 and to file under Item 7, Financial Statements and Exhibits, the following:

     Pro forma financial information.

     Unaudited consolidated condensed pro forma statement of net liabilities of the Company and its subsidiaries as of June 26, 1999.

     Unaudited consolidated condensed pro forma statement of changes in net liabilities of the Company and its subsidiaries for the period from December 2, 1998 to June 26, 1999.

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


Dated:  November 02, 1999