Form 10-Q
period 1999-12-25
NATIONAL MICRONETICS INC
filed 2000-02-10
CIK 70333

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q



(MARK ONE)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
         December 25, 1999.

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

                              Yes   X      No

    As of December 25, 1999, the registrant had 22,312,524 shares of Common Stock issued and outstanding.


                           NATIONAL MICRONETICS, INC.

                                      INDEX


Part I.  Financial Information:

Item 1.  Financial Statements

         Consolidated Statement of Net Liabilities - In
          Liquidation - December 25, 1999..................... 3

         Consolidated Statement of Changes in Net Liabilities
          In Liquidation for the six months ended
          December 25, 1999................................... 4

         Consolidated Statements of Operations - For the
          period five months ended December 1, 1998............5

         Consolidated Statements of Cash Flows - For the
          five months period ended December 1, 1998............6

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

Item 2.  Changes in Securities and use of Proceeds.............14

Item 3.  Defaults upon Senior Securities ......................14

Item 6.  Exhibits and Reports on Form 8-K .....................15


             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF NET LIABILITIES
                      In Process of Liquidation
                           (In Thousands)

                          December 25, 1999
                             (unaudited)
                                        Cost             Current
                                        Basis          Value Basis


ASSETS

Cash and cash equivalents             $      15        $       15
Other current assets                         31                31
Property, plant and
  equipment, net (note 1)                    50                61
     TOTAL ASSETS                     $      96        $      107


LIABILITIES

     Accounts Payable                 $     210        $      210
     Other accrued expenses                 202               202
     Short-term debt                      8,397             8,397
     Due to related parties, net          2,392             2,392
          Total liabilities           $  11,201        $   11,201

NET LIABILITIES                       $  11,105        $   11,094























          NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
        Consolidated Statement of Changes in Net Liabilities
             In Process of Liquidation (unaudited)
                         (In Thousands)

                         Six Months Ended
                         December 25, 1999

                         Cost     Current Value
                         Basis      Basis

Net liabilities,
 at beginning of period $ 10,817    $ 10,657


Add:
     Salary expense           55          55
     Overhead expense         13          13
     Interest expense        334         334
                        $    402   $     402

Deduct:
     Sale of properties
      and others             114           -
     Current value
      Adjustments              -         (35)
                        $    114    $    (35)

Net liabilities,
 at end of period       $ 11,105    $ 11,094






















          NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)
              (in thousands, except per share amounts)
                                                   Five
                                                   Months
                                                   Ended
                                                  Dec. 1,
                                                    1998

Net Sales                                         $     -
Cost and expenses:
 Cost of products sold                                245
 Research, development
   and engineering                                     31
Selling and administration                             98
                                                      374
     Income (Loss) from
       operations                                  (  374)

Other deductions (income):
 Interest expense                                     300
 Other (income) expense,net                          ( 79)
                                                   $ (221)
     Net loss                                      $( 595)

Net loss per common share                          $( .02)

Average common shares
     outstanding                                   22,313


See accompanying notes to consolidated financial statements.





















             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (in thousands)
                                               Five
                                               Months
                                               Ended
                                              Dec. 1,
                                                1998
Cash flows from operating activities:
  Net income (loss)                             $ (595)
     Adjustments to reconcile net income
     (loss) to net cash provided (used) by
     operating activities:
     Depreciation and amortization                 150
     Retirements of property and equipment          38
Changes in operating assets and liabilities:
  Decrease (Increase) in inventories                 -
  Decrease (Increase) in other current assets       33
  Increase (Decrease) in accounts payable
    and accrued expenses                            65
  Increase (Decrease) in due to related parties    298

Net cash provided (used) by
  operating activities                          (   47)


Cash flows from financing activities:
    Purchase of plant and equipment                  -
    Repayment on long-term debt and
    capitalized lease obligations                    -
    Proceeds of short-term debt                      -
    Increase in short-term debt to related parties  60

Net cash provided (used) by
      financing activities                          60

Net increase (decrease) in cash and cash
  equivalents                                       13
Cash and cash equivalents at beginning
  of period                                         22

Cash and cash equivalents at end of period      $   35


See accompanying notes to consolidated financial statements.






             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited)

1. On December 1, 1998, the board of directors of the Company adopted a resolution to approve the dissolution of the Company and the stockholders voted to approve the proposed dissolution at the annual meeting of stockholders of the Company on February 26, 1999. As the liquidation is imminent, the Company has changed its basis of accounting for periods subsequent to December 1, 1998, from the going-concern basis to the liquidation basis. Accordingly, the carrying value of the remaining assets as of December 25, 1999, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts. All liabilities were not adjusted and are presented at cost basis amounts because, in the opinion of the Company, it was not possible to estimate settlement amounts. The Company is in the process of settling the obligations, but, in the opinion of the Company, it is not presently determinable whether the amounts that creditors agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the consolidated financial statements.

     In the opinion of the Company, except for the effect, if any, of not adjusting the carrying value of all liabilities as discussed in the proceeding paragraph, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the net liabilities in liquidation of the Company as of December 25, 1999, and the changes in its net liabilities in liquidation for the six months period ended December 25, 1999.

     The current value amounts are based on estimates of fair values at December 25, 1999, as follows:

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

     The $2,741,000 revolving credit loan was in default before its maturity on November 18, 1997. The amount of interest in default and in arrears is $506,000 at December 25, 1999 in respect of the revolving credit note and the amount of the principal balance of the revolving credit note is $2,741,000. The institutional lender completed collection proceedings against a Korean bank letter of credit in the amount of $2,789,000 securing payment of the revolving credit note. An affiliated company which had provided a mortgage on its Korean real estate as collateral for that Korean bank letter of credit will become entitled to assert a claim against the Company for all amounts collected from it by the institutional lender out of the pledge of its assets. It may be possible that the two year moratorium on collection of certain debts from certain affiliated companies of the Company, as approved by a Korean court during September, 1998, may prolong those collection efforts.

4. Loss per common share has been determined on the basis of the weighted average number of common shares outstanding during the respective quarters. At December 25, 1999 and December 1, 1998 there was no dilutive effect from common stock options or warrants.

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































              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Material Changes in Results of Operations

The following table sets forth, for the periods indicated the relative percentages that certain items in the Company's Consolidated Statement of Operations for the quarter ended September 26, 1998 and in the Company's Consolidated Statement of Changes in New Liabilities
- in Liquidation - for the quarter ended December 25, 1999 bear to net sales. On December 1, 1998, the Company decided to discontinue all business operations, to wind up its affairs and to dissolve, and stockholder approval was obtained on February 26, 1999. Therefore, there were no net sales during the quarter ended December 25, 1999. See Note 1 to Consolidated Financial Statements.

                              Five Months Ended December 1, 1998
                              Six Months Ended December 25, 1999

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

     Net earnings (loss)                N/A % N/A%         (N/A)%

Material Changes in Financial Condition

The consolidated statement of net liabilities at December 25, 1999 shows $2,392,000 of due to related parties. This balance increased since September 26, 1999 by $169,000 as a result of increases in interest expense of $169,000 on related party debt remaining unpaid.

Liquidity and Capital Resources

The plan of complete liquidation which the board of directors of the Company adopted on December 1, 1998 has been carried out in substantial part and the Company on September 20, 1999 filed its certificate of dissolution with the Secretary of State of the State of Delaware and thus dissolved. Currently the Company has few assets, including a parking lot which the Company is negotiation a contract to sell and office equipment. On September 14, 1999, the Company sold its vacant 37,000 square foot facility in Kingston, New York for $275,000 and used the net proceed of that sale to pay certain liabilities among other things. Currently the Company has liabilities exceeding $11,000,000, most of which are owed to related or affiliated companies. Although the Company has no plans to file for bankruptcy protection while it completes its liquidation and winding up, the Company can make no assurances that creditors of the Company will not seek to force the Company into involuntary bankruptcy proceedings or to have a receiver appointed to complete the liquidation of the Company.

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


Default of Revolving Credit Loan. The $2,741,000 loan was in default before its maturity on November 18, 1997. The amount of interest in default and in arrears was $506,000 at December 25, 1999 in respect of the revolving credit note and the amount of the principal balance of the revolving credit note is $2,741,000. The institutional lender completed collection proceedings against a Korean bank letter of credit in the amount of $2,789,000 securing payment of the revolving credit note. An affiliated company named Tae Il Magnetics, Co., Ltd. which had provided a mortgage on its Korean real estate as collateral for the Korean bank letter of credit will become entitled to assert a claim against the Company for all amounts collected from it by the institutional lender out of the pledge of its assets. It may be possible that the two year moratorium on collection of certain debts from certain affiliated companies of the Company, as approved by a Korean court during September, 1998, may prolong those collection efforts.

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

Since the Company has been dissolved, the Company may not issue any more shares on common stock, par value ten cents ($.10) per share, for any purpose, including exercise of stock options or rights to purchase additional shares of common stock pursuant to an agreement with the Company. Delaware law allows a dissolved corporation to pay dividends or the make distributions in liquidation in respect of its outstanding shares of common stock; however, the distribution in respect of this outstanding shares of common stock. See No Funds To Pay Stockholders in Part I - FINANCIAL INFORMATION, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations on page 13 above.

Item 3.  Defaults Upon Senior Securities.

The institutional lender completed collection proceedings against the letter of credit in the amount of $2,789,000 securing payment of the revolving credit note, which had matured on November 18, 1997. The amount of interest in default and in arrears as of December 25, 1999 is $506,000 in respect of the revolving credit note and the amount of the principal balance of the revolving credit note is $2,741,000. An affiliated company, Tae Il Magnetics, Co., Ltd., which had provided a mortgage on its real estate in Korea as collateral for that Korean bank letter of credit will become entitled to assert a claim against the Company for any amounts which may be collected from it by the institutional lender out of the pledge of its assets. It may be possible that the two year moratorium on collection of certain debts from certain affiliated companies of the Company, as approved by a Korean court during September, 1998, may prolong those collection efforts.

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


Dated:  February 09, 2000