Form 10-Q
period 2000-03-31
NATIONAL MICRONETICS INC
filed 2000-04-25
CIK 70333

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q



(MARK ONE)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
         March 31, 2000.

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

                              Yes   X      No

    As of March 31, 2000, the registrant had 22,312,524 shares of Common Stock issued and outstanding.


                           NATIONAL MICRONETICS, INC.

                                      INDEX


Part I.  Financial Information:

Item 1.  Financial Statements

         Consolidated Statement of Net Liabilities - In
          Liquidation - March 31, 2000........................ 3

         Consolidated Statement of Changes in Net Liabilities
          In Liquidation for the nine months ended
          March 31, 2000...................................... 4

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

Item 2.  Changes in Securities and use of Proceeds.............14

Item 3.  Defaults upon Senior Securities ......................14

Item 6.  Exhibits and Reports on Form 8-K .....................15


             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF NET LIABILITIES
                      In Process of Liquidation
                           (In Thousands)

                           March 31, 2000
                             (unaudited)
                                        Cost             Current
                                        Basis          Value Basis


ASSETS

Cash and cash equivalents             $      71        $       71

     TOTAL ASSETS                     $      71        $       71


LIABILITIES

     Accounts Payable                 $     205        $      205
     Other accrued expenses                 228               228
     Short-term debt                      8,397             8,397
     Due to related parties, net          2,560             2,560
          Total liabilities           $  11,390        $   11,390

NET LIABILITIES                       $  11,319        $   11,319

























          NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
        Consolidated Statement of Changes in Net Liabilities
             In Process of Liquidation (unaudited)
                         (In Thousands)

                         Nine Months Ended
                          March 31, 2000

                         Cost     Current Value
                         Basis      Basis

Net liabilities,
 at beginning of period $ 10,817    $ 10,657


Add:
     Salary expense          154         154
     Overhead expense         34          34
     Interest expense        502         502
                        $    690   $     690

Deduct:
     Sale of properties
      and others             134           -
     Write-off of
      Accounts Payable        54          54
     Current value
      Adjustments              -         (26)
                        $    188    $     28

Net liabilities,
 at end of period       $ 11,319    $ 11,319






















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






             NATIONAL MICRONETICS, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited)

1. On December 1, 1998, the board of directors of the Company adopted a resolution to approve the dissolution of the Company and the stockholders voted to approve the proposed dissolution at the annual meeting of stockholders of the Company on February 26, 1999. As the liquidation is imminent, the Company has changed its basis of accounting for periods subsequent to December 1, 1998, from the going-concern basis to the liquidation basis. Accordingly, the carrying value of the remaining assets as of March 31, 2000, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts. All liabilities were not adjusted and are presented at cost basis amounts because, in the opinion of the Company, it was not possible to estimate settlement amounts. The Company is in the process of settling the obligations, but, in the opinion of the Company, it is not presently determinable whether the amounts that creditors agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the consolidated financial statements.

     In the opinion of the Company, except for the effect, if any, of not adjusting the carrying value of all liabilities as discussed in the proceeding paragraph, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the net liabilities in liquidation of the Company as of March 31, 2000, and the changes in its net liabilities in liquidation for the nine months period ended March 31, 2000.

     The current value amounts are based on estimates of fair values at March 31, 2000, as follows:

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

     On March 28, 2000, the Company sold part of its real estate for sixty-five thousand dollars ($65,000.00) in cash to the United States Postal Service, Main-Kingston, Kingston, New York. The terms of the transaction are set forth in an agreement of purchase and sale dated March 17, 1999 between the Company and The United States Postal Service, a copy of which was filed on April 7, 2000 with the Sercurites and Exchange commission as
     Exhibit 13.5 of the form 8-K.

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

     The $2,741,000 revolving credit loan was in default before its maturity on November 18, 1997. The amount of interest in default and in arrears is $561,000 at March 31, 2000 in respect of the revolving credit note and the amount of the principal balance of the revolving credit note is $2,741,000. The institutional lender completed collection proceedings against a Korean bank letter of credit in the amount of $2,789,000 securing payment of the revolving credit note. An affiliated company which had provided a mortgage on its Korean real estate as collateral for that Korean bank letter of credit will become entitled to assert a claim against the Company for all amounts collected from it by the institutional lender out of the pledge of its assets. It may be possible that the two year moratorium on collection of certain debts from certain affiliated companies of the Company, as approved by a Korean court during September, 1998, may prolong those collection efforts.

4. Loss per common share has been determined on the basis of the weighted average number of common shares outstanding during the respective quarters. At March 31, 2000 and December 1, 1998 there was no dilutive effect from common stock options or warrants.

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

























              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Material Changes in Results of Operations

The following table sets forth, for the periods indicated the relative percentages that certain items in the Company's Consolidated Statement of Operations for the quarter ended September 26, 1998 and in the Company's Consolidated Statement of Changes in New Liabilities
- in Liquidation - for the quarter ended March 31, 2000 bear to net sales. On December 1, 1998, the Company decided to discontinue all business operations, to wind up its affairs and to dissolve, and stockholder approval was obtained on February 26, 1999. Therefore, there were no net sales during the quarter ended March 31, 2000.
See Note 1 to Consolidated Financial Statements.

                              Five Months Ended December 1, 1998
                              Nine Months Ended March 31, 2000

                                   Income and Expense
                                   Items as percent   Percent Change
                                       of sales         in dollars
                                        2000  1998    from 1998-2000

Net Sales                                 0%    0%            0 %

Cost of products sold                   N/A     0          (N/A)
     Gross Profit (loss)                N/A     0          (N/A)
Research, development & engineering     N/A   N/A          (N/A)
Selling and administration              N/A   N/A          (N/A)
Other deductions (income)               N/A   N/A

     Net earnings (loss)                N/A % N/A%         (N/A)%

Material Changes in Financial Condition

The consolidated statement of net liabilities at March 31, 2000 shows $2,560,000 of due to related parties. This balance increased since September 26, 1999 by $370,000 as a result of increases in interest expense of $370,000 on related party debt remaining unpaid.

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


Default of Revolving Credit Loan. The $2,741,000 loan was in default before its maturity on November 18, 1997. The amount of interest in default and in arrears was $561,000 at March 31, 2000 in respect of the revolving credit note and the amount of the principal balance of the revolving credit note is $2,741,000. The institutional lender completed collection proceedings against a Korean bank letter of credit in the amount of $2,789,000 securing payment of the revolving credit note. An affiliated company named Tae Il Magnetics, Co., Ltd. which had provided a mortgage on its Korean real estate as collateral for the Korean bank letter of credit will become entitled to assert a claim against the Company for all amounts collected from it by the institutional lender out of the pledge of its assets. It may be possible that the two year moratorium on collection of certain debts from certain affiliated companies of the Company, as approved by a Korean court during September, 1998, may prolong those collection efforts.

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
























                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See note 5 to the consolidated financial statements included herein on pages 9 to 10 for a discussion of current legal proceedings.

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

Item 3.  Defaults Upon Senior Securities.

The institutional lender completed collection proceedings against the letter of credit in the amount of $2,789,000 securing payment of the revolving credit note, which had matured on November 18, 1997. The amount of interest in default and in arrears as of March 31, 2000 is $561,000 in respect of the revolving credit note and the amount of the principal balance of the revolving credit note is $2,741,000.
An affiliated company, Tae Il Magnetics, Co., Ltd., which had provided a mortgage on its real estate in Korea as collateral for that Korean bank letter of credit will become entitled to assert a claim against the Company for any amounts which may be collected from it by the institutional lender out of the pledge of its assets. It may be possible that the two year moratorium on collection of certain debts from certain affiliated companies of the Company, as approved by a Korean court during September, 1998, may prolong those collection efforts.

See note 3 on page 9 and the caption Liquidity and Capital Resources on page 11 to 12 for additional discussions concerning defaults on the revolving credit.



Item 6.  Exhibits and Reports on Form 8-K.

 (a)  Exhibits

       Exhibit No.         Description


           27               Financial data schedule.


 (b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on April 7, 2000 in order to report under Item 2, Acquisition or Disposition of Assets, the sale of substantially all of the assets of the Company on March 28, 2000 and to file under Item 7, Financial Statements and Exhibits, the following:

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


Dated:  April 20, 2000